Form 10-K
period 2020-12-31
BELDEN INC.
filed 2021-02-16
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐   No  ☑.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No   ☑.
At June 28, 2020, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,314,089,562 based on the closing price ($29.88) of such stock on such date.
As of February 11, 2021, there were 44,657,019 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2020 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Part I
Item 1. Business
General
Belden Inc. (the Company, us, we, or our) connects and protects the world with the industry’s most complete suite of end-to-end specialty networking solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments. Our business is organized around two global business platforms, Enterprise Solutions and Industrial Solutions, both of which provide the opportunity to drive future growth due to favorable secular trends. Each business platform represents a reportable segment. Financial information about our segments appears in Note 6 to the Consolidated Financial Statements.
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
Strategy and Business Model
In 2020, we executed our strategy around three transformative actions. First, we divested Grass Valley in order to simplify our portfolio and meet our strategic revenue growth goals. Next, we streamlined our cost structure by reducing Selling, General, and Administrative expenses by approximately $40 million in the year ended December 31, 2020, with an annualized impact of approximately $60 million. Finally, we initiated processes to divest up to approximately $200 million of low-margin cable product lines that do not meet our long-term revenue growth and profitability goals. After the completion of these strategic actions, our portfolio of businesses will be well positioned to meet our long-term goals and deliver shareholder value.

Our portfolio and strategic priorities align with attractive end markets with favorable secular trends. Within Industrial Solutions, the growing demand for automated production and the ever-increasing need for network security drive demand for our solutions. Enterprise Solutions benefits from increasing consumer demand for more internet bandwidth and faster speeds, investment in 5G technology, and trends requiring integrated networks in smart buildings. We are well positioned to benefit from these secular trends in the form of improved revenue growth and expanded Adjusted EBITDA margins in the future.
Our business model is designed to generate shareholder value:

•Operational Excellence—The core of our business model is operational excellence and the execution of our Belden Business System. The Belden Business System has three areas of focus. First, we demonstrate a commitment to Lean enterprise initiatives, which improve not only the quality and efficiency of the manufacturing environment, but our business processes on a company-wide basis. Second, we utilize our Market Delivery System (MDS), a go-to-market model that provides the foundation for organic growth. We believe that organic growth, resulting from both market growth and share capture, is essential to our success. Finally, our Talent Management System supports the development of our associates at all levels, which preserves the culture necessary to operate our business consistently and sustainably.
•Cash Generation—Our pursuit of operational excellence results in the generation of cash flow. We generated cash flows from operating activities of $173.4 million, $276.9 million, and $289.2 million in 2020, 2019, and 2018, respectively.
•Portfolio Improvement—We utilize the cash flow generated by our business to fuel our continued transformation and generate shareholder value. We continuously improve our portfolio to ensure we provide the most complete, end-to-end solutions to our customers. Our portfolio is designed with balance across end markets and geographies to ensure we can meet our goals in most economic environments. We have a disciplined acquisition cultivation, execution, and integration system that allows us to invest in outstanding companies that strengthen our capabilities and enhance our ability to serve our customers.
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

Enterprise Solutions
The Enterprise Solutions (Enterprise) segment is a leading provider in network infrastructure solutions, as well as cabling and connectivity solutions for commercial audio/video and security applications. We serve customers in markets such as healthcare, education, financial, government, corporate enterprises and broadband service providers, as well as end-markets, including sport venues and academia. Enterprise product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, racks and enclosures, and secure, high performance signal extension and matrix switching systems. Our products are used in applications such as local area networks, data centers, access control, Fiber to the Home and building automation. Enterprise provides true end-to-end copper and fiber network systems to include cable, assemblies, interconnect panels, and enclosures. Our high-performance solutions support all networking protocols up to and including 100G+ Ethernet technologies. Enterprise’s innovative products can deliver data in addition to power over Ethernet, which meets the higher performance requirements driven by the increasing number of connections in smart buildings. Enterprise products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The Enterprise product portfolio is designed to support Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers. Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.
Industrial Solutions
The Industrial Solutions (Industrial) segment is a leading provider of high performance networking and machine connectivity products. Industrial products include physical network and fieldbus infrastructure components and on-machine connectivity systems to meet end user and OEM needs. Products are designed to provide reliability and confidence of performance for a wide range of industrial automation applications. The products are used in markets that include discrete automation, process automation, energy and mass transit. Applications include network and fieldbus infrastructure; sensor and actuator connectivity; and power, control, and data transmission. Industrial products include solutions such as industrial Ethernet switches, network management software, routers, firewalls, gateways, input/output (I/O) connectors/systems, industrial Ethernet cables, optical fiber industrial Ethernet cables, Fieldbus cables, IP and networking cables, I/O modules, distribution boxes, and customer specific wiring solutions.
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
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, in January 2021, we acquired OTN Systems N.V. (OTN), a leading provider of automation networking infrastructure solutions - refer to Note 28, Subsequent Events, for further discussion. In December 2019, we acquired substantially all of the assets of Special Product Company (SPC), a leading designer, manufacturer, and seller of outdoor cabinet products for optical fiber cable installations. In April 2019, we acquired the FutureLink business from Suttle Inc. as well as Opterna International Corp. (Opterna), which designs and manufactures complementary fiber connectivity, cabinet, and enclosure products used in optical networks.The results of SPC, FutureLink, and Opterna have been included in our Consolidated Financial Statements as of their acquisition dates, and are reported within the Enterprise Solutions segment. In 2018, we acquired Net-Tech Technology, Inc. (NT2), an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. The results of NT2 have been included in our Consolidated Financial Statements from the acquisition date, and are reported within the Enterprise Solutions segment. For more information regarding these transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. On June 22, 2020, WESCO International, Inc (WESCO) acquired Anixter International, Inc. (Anixter), our largest distributor. References to "WESCO" in the remainder of this report will be inclusive of Anixter. For the year ended December 31, 2020, sales to WESCO represented approximately 15% of our consolidated revenues. No other customer accounted for more than 10% of our revenues in 2020.
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
International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Brazil, Canada, China, India, Mexico, and St. Kitts, as well as in various countries in Europe. During 2020, approximately 45% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.
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

In our Industrial Solutions segment, there is a compelling need among global enterprises, service providers and government agencies to detect, prevent and respond to cyber security threats. This is a long-standing need within corporate networks, but we believe the rapid proliferation of new devices in the “internet of things” will continue to cause this need to broaden and accelerate. Additionally, cyber-attacks are moving beyond traditional targets into critical infrastructure, which will further amplify the importance of our work in network security. Furthermore, there is a growing trend toward adoption of Industrial Ethernet technology, bringing to the critical infrastructure the advantages of digital communication and the ability to network devices made by different manufacturers and integrate them with enterprise systems. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the trend will globalize. This trend will also lead to a rising need for wireless systems for some applications and for cybersecurity to protect this critical infrastructure. Part of our research and development is focused on creating scalable, efficient technologies to provide real-time instrumentation and analytics across entire networks. This includes delivering high-fidelity visibility and deep intelligence about networked systems, their vulnerabilities, and providing actionable information about how to effectively secure them. Additionally, we have highly-skilled and active research teams who analyze current and anticipated threats, and provide offerings to the market to enable customers to quickly detect and resolve cybersecurity threats.
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

	2020	2019	2018
Copper spot prices per pound
High	$3.63	$2.98	$3.29
Low	$2.12	$2.51	$2.56
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
Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are generally subject to cancellation or rescheduling by the customer. As of December 31, 2020, our backlog of orders believed to be firm was $223.0 million. The majority of the backlog at December 31, 2020 is scheduled to ship in the first quarter of 2021.
Environmental Matters
We are subject to numerous federal, state, provincial, local, and foreign laws and regulations relating to the storage, handling, emission, and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Clean Air Act; the Emergency Planning and Community Right-To-Know Act; the Resource Conservation and Recovery Act; and similar laws in the other countries in which we operate. While we believe that our existing environmental control procedures are adequate, we will continue to evaluate and update our procedures as needed to address new or changing aspects of environmental matters.

Human Capital Resources
As of December 31, 2020, we had approximately 6,200 and 200 full-time and contractor employees, respectively, worldwide, of which approximately 65%, 20% and 15% were in North and South America, EMEA, and APAC, respectively. Approximately 1,700 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally positive, and we measure and monitor the workforce's sustainable engagement, among other metrics, to ensure this remains the case.
Our culture and principles enable us to attract, retain, motivate and develop our workforce as well as drive employee engagement. We believe an engaged workforce leads to a more innovative, productive and profitable company. Our employees around the world live our Belden Values every day and work to ensure that our products and services connect and protect our customers critical infrastructure. Reflective of our corporate value "We Invest in Talent," our employees are highly engaged, scoring 88% positive in our most recent employee survey. Furthermore, we were recognized by Great Place to Work in Germany, Brazil and India, where we were also recognized as a Great Place to Work for Women.
The ethnic and gender diversity of our senior leadership team has increased with new strategic hires from outside the Company alongside internal promotions. The number of women serving as independent directors on our board of directors has further increased to 33%. During 2020, we also appointed a new Director of Inclusive Culture and continue to partner with organizations as we look to identify further opportunities to improve diversity, inclusion and belonging across our company.
During 2020, we launched our Connect with Community program, which enables Belden employees to take a week’s paid time away from work to volunteer in their local communities. As a result, a broad range of communities around the world have benefited from the efforts of our team members who have worked with food banks, environmental organizations, education establishments and community development charities across the world. During the year ended December 31, 2020, we also introduced our voluntary flex-time program, which enables most of our employees outside of direct production to take time off to deal with personal and family matters, resulting from the COVID-19 pandemic or otherwise, and receive 25% of their pay during such period.
We continually evolve our Early Career Leadership program. This 3-year rotational program enables talented graduates to work around the world in challenging roles within their chosen business function and prepares them to be the leaders of the future. As of December 31, 2020, the Early Career Leadership program had an exceptional retention rate of 100% and comprised over 80 participants, of which 46% were female.
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
Information about our Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 15, 2021. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John Stroup	54	Executive Chairman
Roel Vestjens	46	President and Chief Executive Officer
Brian Anderson	46	Senior Vice President, Legal, General Counsel and Corporate Secretary
Ashish Chand	46	Executive Vice President, Industrial Automation
Henk Derksen	52	Senior Vice President, Finance, and Chief Financial Officer
Dean McKenna	52	Senior Vice President, Human Resources
Anshu Mehrotra	50	Senior Vice President, Sales and Marketing
Doug Zink	45	Vice President and Chief Accounting Officer
John Stroup was appointed Executive Chairman of the Company on May 21, 2020. Prior to that, he served as President, Chief Executive Officer, and a member of the Board since October 2005. He was also elected as Chairman of the Board on November 30, 2016. From 2000 to October 2005, he was employed by Danaher Corporation, a manufacturer of professional instrumentation, industrial technologies, and tools and components. At Danaher, he initially served as Vice President, Business Development. He was promoted to President of a division of Danaher’s Motion Group and later to Group Executive of the Motion Group. Earlier, he was Vice President of Marketing and General Manager with Scientific Technologies Inc. He has a B.S. in Mechanical Engineering from Northwestern University and an M.B.A. from the University of California at Berkeley Haas School of Business.
Roel Vestjens was appointed President and Chief Executive Officer on May 21, 2020. Prior to that, he was the Chief Operating Officer since July 2019; Executive Vice President, Industrial Solutions from February 2018 to July 2019; Executive Vice President, Industrial Solutions and Broadcast IT Solutions from January 2017 to February 2018; and the Executive Vice President, Broadcast Solutions from March 2014 to January 2017. Mr. Vestjens joined Belden in 2006 as Director of Marketing for the EMEA region. In April 2008, Mr. Vestjens was promoted to Director of Sales and Marketing for the Industrial Solutions business, and in January 2009, he was appointed General Manager of Belden’s Wire and Cable Systems business in EMEA. Mr. Vestjens relocated to Asia in November 2010, and became President of the APAC OEM business, followed by President of all APAC Operations in May 2012. Mr. Vestjens joined Belden from Royal Philips Electronics where he held various European sales and marketing positions. Mr. Vestjens holds a bachelor degree in Electrical Engineering and a Master of Science and Management degree from Nyenrode Business University in the Netherlands.
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
Anshu Mehrotra was appointed Senior Vice President, Sales and Marketing in January 2021. Prior to joining Belden, he was Group President for Welding at Illinois Tool Works (ITW), leading the global Industrial Welding platform. Prior to ITW, he has had a number of leadership roles in general management and sales at Ingersoll Rand, Allegion and Johnson Controls. He has a B.S. in Electronics Engineering from Delhi University, an M.S. in Industrial Engineering from Northern Illinois University and an M.B.A. from Northwestern University at Kellogg School of Management.
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

The effects of the COVID-19 pandemic materially affected how we and our customers operated our businesses in 2020, and the duration and extent to which this or future epidemics or pandemics will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The widespread health crisis is adversely affecting the broader economies, financial markets and overall demand environment for many of our products.

Our operations and the operations of our suppliers, channel partners and customers were disrupted to varying degrees by a range of external factors related to the COVID-19 pandemic, some of which are not within our control. Many governments imposed, and may yet impose, a wide range of restrictions on the physical movement of people in order to limit the spread of COVID-19. The COVID-19 pandemic has had, and likely will continue to have, an impact on the attendance and productivity of our employees, and those of our channel partners or customers, resulting in negative impacts to our results of operations and overall financial performance. Additionally, COVID-19 has resulted, and likely will continue to result, in delays in non-residential construction, non-crisis-related IT purchases and project completion schedules in general, all of which can negatively impact our results in both current and future periods.

The duration and extent of the impact from the COVID-19 pandemic or any future epidemic or pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on our employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will be affected.

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

Potential cyber security incidents could interfere with our business and operations.

Computer hacking, malware, phishing, and spamming attacks against online networking platforms have become more prevalent. Though it is difficult to determine what, if any, harm may directly result from any specific attack or interruption, such events could also be expensive to remedy, harm our reputation or brands, and/or lead users to lose trust and confidence in our business. We, and others on our behalf, also store “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. While we have implemented safeguards to protect the privacy of this information, it is possible that hackers or others might obtain this information in the future, as occurred in November 2020. Based upon this occurrence or any future occurrence, in addition to having to take potentially costly remedial action, we may also be subject to fines, penalties, lawsuits, and reputational damage.

Furthermore, we rely on our information systems and those of third parties for storing proprietary company information about our products and intellectual property, as well as for processing customer orders, manufacturing and shipping products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

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

Copper is a significant component of the cost of most of our cable products. Over the past few years, the prices of metals, particularly copper, have been volatile. Prices of other materials we use, such as polyvinylchloride (PVC) and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. Especially during periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs, our earnings could decline. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings could decline. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.

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

We face competition from other manufacturers for each of our global business platforms and in each of our geographic regions. These companies compete on technical features, quality, availability, price, customer support, and distribution coverage. Some multinational competitors have greater engineering, financial, manufacturing, and marketing resources than we have. Actions that may be taken by competitors, including pricing, business alliances, new product introductions, intellectual property advantages, market penetration, and other actions, could have a negative effect on our revenues and profitability. Moreover, some competitors that are highly leveraged both financially and operationally could become more aggressive in their pricing of products.

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

In order to meet the goals in our strategic plan, we must execute our Market Delivery System ("MDS") and grow our business, both organically and through acquisitions. We may be unable to achieve our goals due to a failure to identify growth opportunities, such as trends and technological changes in our end markets. The enterprise and industrial end markets we serve may not experience the growth we expect. Further, those markets may be unable to sustain growth on a long-term basis, particularly in emerging markets. If we are unable to achieve our goals related to growth, it could have a material adverse effect on our results of operations, financial position, and cash flows.

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

Additionally, our strategic plan includes the planned divestiture of certain low-margin cable businesses representing up to $200 million in annual revenues. The inability to find a suitable buyer(s) with acceptable terms could have an adverse effect on our operating results.

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

In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Brazil, Canada, China, India, Mexico, St. Kitts, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic, social, and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, pandemics and other health-related crises, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.

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

Actions of activists could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

From time to time, we may be subject to proposals by activists urging us to take certain actions. If activist activities ensue, our business could be adversely affected because responding and reacting to actions by activists can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility.

Perceived failure of our signal transmission solutions to provide expected results may result in negative publicity and harm our business and operating results.

Our customers use our signal transmission solutions in a wide variety of IT systems and application environments in order to help reduce security vulnerabilities and demonstrate compliance. Despite our efforts to make clear in our marketing materials and customer agreements the capabilities and limitations of these products, some customers may incorrectly view the deployment of such products in their IT infrastructure as a guarantee that there will be no security incident or policy non-compliance event. As a result, the occurrence of a high profile security incident, or a failure by one of our customers to pass a regulatory compliance IT audit, could result in public and customer perception that our solutions are not effective and harm our business and operating results, even if the occurrence is unrelated to the use of such products or if the failure is the result of actions or inactions on the part of the customer.

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

We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor, WESCO, accounted for approximately 15% of our revenue in 2020 and our top six distributors, including WESCO, accounted for a total of 26% of our revenue in 2020. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

Consolidation of our distributors could adversely impact our revenues and earnings. It could also result in consolidation of distributor inventory, which would temporarily depress our revenues. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our distributors and other customers, which would adversely affect our results of operations.

If we are unable to retain key employees, our business operations could be adversely affected.

The loss of any of key employees could have an adverse effect on us. We may not be able to find qualified replacements for these individuals and the integration of potential replacements may be disruptive to our business. More broadly, a key determinant of our success is our ability to attract, develop, and retain talented associates. While this is one of our strategic priorities, we may not be able to succeed in this regard.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2021 through 2035.
The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2020.

	Enterprise Solutions	Industrial Solutions	Both Segments	Total
Brazil	—	1	—	1
Canada	—	1	—	1
China	2	—	1	3
Czech Republic	—	1	—	1
Denmark	1	—	—	1
Germany	1	1	—	2
Hungary	—	—	1	1
India	1	—	1	2
Italy	—	—	1	1
Mexico	—	—	3	3
Netherlands	—	—	1	1
St. Kitts	1	—	—	1
United Kingdom	1	—	—	1
United States	4	3	1	8
Total	11	7	9	27

In addition to the manufacturing and other operating facilities summarized above, our business operations also utilize approximately 6 warehouses worldwide. As of December 31, 2020, we owned or leased a total of approximately 5 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
Item 3. Legal Proceedings

As disclosed in our Current Report on Form 8-K filed with the SEC on December 3, 2018, we fully cooperated with an SEC investigation related to the material weakness in internal controls over financial reporting as of December 31, 2017 disclosed in our 2017 Form 10-K. The investigation is closed as we reached a settlement with the SEC during the year ended December 31, 2020, which did not have a material effect on our results of operations.

On November 24, 2020, the Company announced a data incident involving unauthorized access and copying of some current and former employee data, as well as limited company information regarding some business partners. In January 2021, Anand Edke filed a putative class action lawsuit against the Company in the Circuit Court of Cook County, Illinois, Case No. 2021 CH 47. In February 2021, Kia Mackey filed a separate putative class action lawsuit against the Company in the U.S District Court for the Eastern District of Missouri, Case No. 4:21-CV-00149. The plaintiffs have each asked for injunctive relief, unspecified damages, and unspecified legal fees. It is premature to estimate the potential exposure to the Company associated with the litigation. The Company intends to vigorously defend the lawsuits.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 11, 2021, there were 235 record holders of common stock of Belden Inc.
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program was funded with cash on hand and cash flows from operating activities. During 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83. Since the inception of this program, we have repurchased a total of 1.9 million shares of our common stock under the program for an aggregate cost of $85.0 million and an average price per share of $45.54.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2020, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2015, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

(1)The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company Name / Index		2016	2017	2018	2019	2020
Belden Inc.		57.3%	3.5%	(45.7)%	32.1%	(23.4)%
S&P 500 Index		12.0%	21.8%	(4.4)%	31.5%	18.4%
S&P 1500 Industrials Index		20.4%	21.1%	(13.4)%	29.8%	11.7%

		INDEXED RETURNS
		Years Ended December 31,
Company Name / Index	Base Period 2015	2016	2017	2018	2019	2020
Belden Inc.	$100.00	$157.30	$162.78	$88.39	$116.81	$89.48
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 1500 Industrials Index	100.00	120.41	145.77	126.27	163.90	183.06

Item 6. Selected Financial Data

 Not applicable.

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
We strive to create shareholder value by:

•Delivering highly engineered signal transmission solutions for mission-critical applications in a diverse set of global markets;
•Maintaining a balanced product portfolio across end markets, applications, and geographies that allows for a disciplined approach to growth;
•Capturing additional market share by using our Market Delivery System to improve channel and end-user relationships and to concentrate sales efforts on customers in higher growth geographies and vertical end-markets;
•Managing our product portfolio to provide innovative and complete end-to-end solutions for our customers in applications for which we have operational expertise and can drive customer loyalty;
•Acquiring leading companies with innovative product portfolios and opportunities for synergies which fit within our strategic framework;
•Continuously improving our processes and systems through scalable, flexible, and sustainable business systems for talent management, Lean enterprise, and acquisition cultivation and integration; and
•Protecting and enhancing the value of the Belden brands.
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
We consider adjusted revenue growth on a constant currency basis, adjusted EBITDA margin, free cash flow, and return on invested capital to be our key operating performance indicators. Our current business goals are to:

•Grow adjusted revenues on a constant currency basis by 5-7% per year, from a combination of end market growth, market share capture, and contributions from acquisitions;
•Achieve adjusted EBITDA margins in the range of 20-22%;
•Achieve free cash flow growth in the range of 13-15%; and
•Realize return on invested capital of 13-15%.
Significant Trends and Events in 2020
The following trends and events during 2020 had varying effects on our financial condition, results of operations, and cash flows.
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

Data Security Incident
In November 2020, our information technology network was impacted by a data incident. We took immediate steps to contain the incident as well as notified law enforcement and cybersecurity experts. This matter did not impact production at our manufacturing plants nor shipping and quality control. The personal information of current and former employees, as well as limited company information of some of our business partners was accessed. We timely notified the impacted individuals and companies in addition to the appropriate governmental data privacy authorities. Impacted individuals were offered credit monitoring and/or identity protection services, where available, at no charge. We do not believe that the incident will have a material impact on our business or financial condition. Security, in all forms, remains a critical priority, and we will continue to take all appropriate measures to further safeguard the integrity of our information technology infrastructure.
Foreign currency

Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Because all of our senior subordinated notes are denominated in euros, interest expense on the notes is affected by exchange rate movements between the U.S. dollar and the euro.
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
Grass Valley Disposal
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, has been reported within discontinued operations as of such time, and the comparable prior period information has been recast accordingly to exclude the Grass Valley disposal group from continuing operations, with the exception of the Consolidated Cash Flow Statements. The Grass Valley disposal group excludes certain Grass Valley pension plans retained by Belden. Prior to the divestiture, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $113.0 million during 2020. We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 and recognized a loss of $9.9 million, net of $7.5 million income tax expense. The terms of the sale included gross cash consideration of $120.0 million, approximately $56.2 million net of cash delivered with the business. The sale also included deferred consideration consisting of a $175.0 million seller’s note that is set to mature in 2025, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. The seller’s note accrues PIK interest at an annual rate of 8.5%. During the year ended December 31, 2020, the seller’s note accrued interest of $7.8 million, which we reserved for based on our expected loss allowance methodology. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note is $34.9 million, which we recorded in Other Long-Lived Assets. As part of the transaction, we also invested $3.0 million for a 9% equity interest in Grass Valley with the right to put the equity back to Black Dragon Capital. We exercised our right during the fourth quarter of 2020 and sold our 9% equity interest in Grass Valley to Black Dragon Capital for $2.7 million. We deconsolidated Grass Valley as of July 2, 2020 and accounted for our equity interest under the cost method for the period that we owned a 9% interest in Grass Valley. We are performing certain services for Grass Valley under a transition services agreement. During 2020, the amount of transition services totaled $2.0 million, which we expect to collect in 2021. As of December 31, 2020, we do not own any interest in Grass Valley. Grass Valley's operating results for periods after July 2, 2020 are not included in our Consolidated Financial Statements. See Note 5.
Earnout Consideration Payment
During the year ended December 31, 2020 and prior to the Grass Valley disposal, we paid the sellers of Snell Advanced Media (SAM) the full earnout consideration of $31.4 million in cash in accordance with the purchase agreement. SAM was acquired on February 8, 2018 and was included in the Grass Valley disposal group. See Notes 1 and 5.
Segment Transfer
Effective January 1, 2020, we transferred our West Penn Wire business and multi-conductor product lines from the Enterprise Solutions segment to the Industrial Solutions segment as a result of a shift in responsibilities among the segments. We have recast the prior period segment information to conform to the change in the composition of reportable segments. See Note 6.

Cost Reduction Program
During 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $4.0 million of severance and other restructuring costs for this program during 2020. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is expected to deliver an estimated $60 million reduction in selling, general, and administrative expenses on an annual basis; approximately $40 million of which was realized in 2020, and the full benefit is expected to be materialized in 2021. We also expect to incur incremental costs of approximately $8 million for this program in 2021. See Note 15.
FutureLink, Opterna, and SPC Integration Program
In 2019, we began a restructuring program to integrate FutureLink, Opterna, and SPC with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $4.9 million of severance and other restructuring costs for this program during 2020. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $1 million for this program in 2021. See Note 15.
Revolving Credit Agreement
Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, in April 2020 we borrowed $190.0 million on our Revolver, which we fully repaid by December 31, 2020 as a result of improved and sufficient liquidity and cash flow. Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility and matures on May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. As of December 31, 2020, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $230.2 million. See Note 16.

Share Repurchase Program
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the year ended December 31, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83. See Note 24.

Results of Operations
Consolidated Income from Continuing Operations before Taxes

		Years Ended December 31,		Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
		(In thousands, except percentages)
Revenues	$1,862,716	$2,131,278	$2,165,702	(12.6)%	(1.6)%
Gross profit	663,289	793,505	829,911	(16.4)%	(4.4)%
Selling, general and administrative expenses	366,188	417,329	411,352	(12.3)%	1.5%
Research and development expenses	107,296	94,360	91,552	13.7%	3.1%
Amortization of intangibles	64,395	74,609	75,140	(13.7)%	(0.7)%
Gain from patent litigation	—	—	62,141	n/a	(100.0)%
Operating income	125,410	207,207	314,008	(39.5)%	(34.0)%
Interest expense, net	58,888	55,814	60,839	5.5%	(8.3)%
Non-operating pension benefit (cost)	(395)	1,017	(99)	(138.8)%	1,127.3%
Loss on debt extinguishment	—	—	22,990	n/a	(100.0)%
Income from continuing operations before taxes	66,127	152,410	230,080	(56.6)%	(33.8)%

2020 Compared to 2019
Revenues decreased $268.6 million from 2019 to 2020 due to the following factors:
•Lower sales volume, including the impact of changes in channel inventory, contributed $302.7 million to the decrease in revenues.
•Currency translation had a $1.9 million unfavorable impact on revenues.
•Acquisitions increased revenues by $34.3 million.
•Copper prices had a $1.7 million favorable impact on revenues.

Gross profit decreased $130.2 million from 2019 to 2020 due to the decreases in revenues discussed above as well as unfavorable mix; partially offset by the impact of acquisitions.

Selling, general and administrative expenses decreased $51.1 million from 2019 to 2020. Benefits realized from our Cost Reduction Program coupled with productivity improvement initiatives contributed an estimated $43.1 million decline in selling, general and administrative expenses. A decrease in severance, restructuring and acquisition integration costs; decreases in commission costs; and currency translation contributed an estimated $11.6 million; $3.5 million; and $0.5 million decline in selling, general and administrative expenses, respectively. These decreases were partially offset by a $7.6 million increase from acquisitions.

Research and development expenses increased $12.9 million from 2019 to 2020 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.

Amortization of intangibles decreased $10.2 million from 2019 to 2020 primarily due to certain intangible assets becoming fully amortized.

Operating income decreased $81.8 million from 2019 to 2020 primarily as a result of the decline in gross profit discussed above.

Net interest expense increased $3.1 million from 2019 to 2020. The increase is primarily the result of interest accrued on the Revolver borrowings during 2020 coupled with currency translation. During 2020, we borrowed $190.0 million on our Revolver, which we fully repaid by December 31, 2020. See Note 16.

Income from continuing operations before taxes decreased $86.3 million from 2019 to 2020 primarily due to the decline in operating income discussed above.

2019 Compared to 2018
Revenues decreased $34.4 million from 2018 to 2019 due to the following factors:
•Currency translation had a $28.0 million unfavorable impact on revenues.
•Lower sales volume, including the impact of changes in channel inventory and weaker industrial markets, resulted in a $21.6 million decrease in revenues.
•Lower copper costs resulted in a $17.2 million decrease in revenues.
•Acquisitions increased revenues by $32.4 million.
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
Selling, general and administrative expenses increased $6.0 million from 2018 to 2019 primarily due to an $18.5 million increase in severance, restructuring, and acquisition integration costs and a $5.4 million increase from acquisitions. These increases were partially offset by the impact of productivity improvement initiatives, currency translation, decrease in costs related to patent litigation, and purchase accounting effects of acquisitions, which attributed to a decline in selling, general and administrative expenses of $9.5 million, $4.1 million, $2.6 million, and $1.7 million, respectively.
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
Income Taxes

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands, except percentages)
Income from continuing operations before taxes	$66,127	$152,410	$230,080	(56.6)%	(33.8)%
Income tax expense	(11,724)	(42,519)	(62,936)	(72.4)%	(32.4)%
Effective tax rate	17.7%	27.9%	27.4%

2020
We recognized income tax expense of $11.7 million in 2020, representing an effective tax rate of 17.7%. The effective tax rate was impacted by foreign tax rate differences, which resulted in an income tax benefit of $25.3 million in 2020. Additionally, in 2020, our income tax expense was reduced by $4.0 million due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022. Partially offsetting these benefits, we recognized income tax expense of $22.4 million in 2020 from domestic permanent differences and tax credits primarily associated with our foreign income inclusions.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the United States. The Company generated a loss in the U.S. which will be carried back to prior years, as permitted by the CARES Act. The net impact to the tax provision as a result of the net operating loss carry back was a benefit of $1.2 million, primarily associated with the re-rate of the net operating loss carry back period.

If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our intent to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities. As a result, as of December 31, 2020, we have not made a provision for U.S. or additional foreign withholding taxes. See Note 18

2019
We recognized income tax expense of $42.5 million in 2019, representing an effective tax rate of 27.9%. The effective tax rate was primarily impacted by a change in valuation allowance on certain deferred tax assets and foreign tax rate differences. During the fourth quarter of 2019, the United States Treasury issued final and proposed regulations with respect to certain aspects related to the Tax Cuts and Jobs Act of 2017 (the “Act”). Additional guidance provided in these regulations resulted in a tax adjustment in the fourth quarter of 2019. Our income tax expense was also impacted by foreign tax rate differences, which reduced our income tax expense by approximately $13.1 million in 2019.
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
2018
We recognized income tax expense of $62.9 million in 2018, representing an effective tax rate of 27.4%. The effective tax rate was impacted by the Act, Staff Accounting Bulletin No. 118 (“SAB 118”), and foreign tax rate differences. On December 22, 2018, the measurement period ended for SAB 118, which was issued to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act resulting in additional SAB 118 tax expense of $10.0 million for the year ended December 31, 2018.
The total tax expense for the year ended December 31, 2018 included $8.0 million of tax expense associated with an increase in the valuation allowance against foreign tax credit carryovers that we no longer expected to be able to realize based upon the new tax law, a $2.4 million benefit from foreign tax rate differences, a $1.3 million tax expense adjustment to the transition tax on the deemed repatriation of cumulative foreign earnings, $1.1 million of tax expense resulting from a valuation allowance established on the deferred tax assets associated with stock options of covered employees, and a $0.4 million income tax benefit associated with a remeasurement adjustment of certain deferred tax assets and liabilities.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Consolidated Adjusted EBITDA

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except percentages)
GAAP and adjusted revenues	$1,862,716	$2,131,278	$2,165,702

GAAP net income (loss)	$(55,058)	$(376,776)	$160,711
Loss from discontinued operations, net of tax	99,513	486,667	6,433
Loss on disposal of discontinued operations, net of tax	9,948	—	—
Amortization of intangible assets	64,395	74,609	75,140
Amortization of software development intangible assets	1,821	525	79
Depreciation expense	42,470	40,409	38,309
Interest expense, net	58,888	55,814	60,839
Severance, restructuring, and acquisition integration costs (1)	12,258	26,544	22,625
Income tax expense	11,724	42,519	62,936
Non-operating pension settlement loss	3,153	—	1,342
Purchase accounting effects related to acquisitions (2)	125	592	1,690
Loss on debt extinguishment	—	—	22,990
Costs related to patent litigation	—	—	2,634
Loss on sale of assets (3)	—	—	94
Gain from patent litigation	—	—	(62,141)
Adjusted EBITDA	$249,237	$350,903	$393,681

GAAP net income (loss) margin	(3.0)%	(17.7)%	7.4%
Adjusted EBITDA margin	13.4%	16.5%	18.2%

(1)See Note 15, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2)In 2020 and 2019, we collectively recognized $0.1 million and $0.6 million, respectively, of cost of sales related to purchase accounting adjustments of acquired inventory to fair value for both our SPC and Opterna acquisitions. In 2018, we made a $1.7 million adjustment to increase the earn-out liability associated with an acquisition.
(3)In 2018, we recognized a $0.1 million loss on sale of assets for the sale of our MCS business and Hirschmann JV. See Note 2.
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

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands, except percentages)
Adjusted Revenues	$1,862,716	$2,131,278	$2,165,702	(12.6)%	(1.6)%
Adjusted EBITDA	249,237	350,903	393,681	(29.0)%	(10.9)%
as a percent of adjusted revenues	13.4%	16.5%	18.2%

2020 Compared to 2019
Revenues decreased $268.6 million from 2019 to 2020 due to the following factors:
•Lower sales volume, including the impact of changes in channel inventory, contributed $302.7 million to the decrease in revenues.
•Currency translation had a $1.9 million unfavorable impact on revenues.
•Acquisitions increased revenues by $34.3 million.
•Copper prices had a $1.7 million favorable impact on revenues.

Adjusted EBITDA decreased $101.7 million in 2020 from 2019 primarily due to the decrease in revenues discussed above, partially offset by the benefits realized from our SG&A Cost Reduction Program.

2019 Compared to 2018
Revenues decreased $34.4 million from 2018 to 2019 due to the following factors:
•Currency translation had a $28.0 million unfavorable impact on revenues.
•Lower sales volume, including the impact of changes in channel inventory and weaker industrial markets, resulted in a $21.6 million decrease in revenues.
•Lower copper costs resulted in a $17.2 million decrease in revenues.
•Acquisitions increased revenues by $32.4 million.

Adjusted EBITDA decreased $42.8 million in 2019 from 2018 primarily due to the decrease in revenues discussed above as well as unfavorable product mix and the impact of lower production volumes.
Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Consolidated Financial Statements.
Enterprise Solutions

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands, except percentages)
Segment Revenues	$872,415	$946,041	$957,501	(7.8)%	(1.2)%
Segment EBITDA	99,333	126,925	156,790	(21.7)%	(19.0)%
as a percent of segment revenues	11.4%	13.4%	16.4%

2020 Compared to 2019
Enterprise revenues decreased $73.6 million in 2020 as compared to 2019. Decreases in volume, including changes in channel inventory, and unfavorable currency translation contributed $108.1 million and $0.3 million, respectively, to the decline in revenues; partially offset by acquisitions and higher copper prices which grew revenues by $34.3 million and $0.5 million, respectively.
Enterprise EBITDA decreased $27.6 million in 2020 as compared to 2019 primarily due to the decreases in revenues discussed above, partially offset by the benefits realized from our SG&A Cost Reduction Program.

2019 Compared to 2018
Enterprise revenues decreased $11.5 million in 2019 as compared to 2018 primarily due to decreases in volume, including changes in channel inventory; lower copper prices; and unfavorable currency translation, which contributed $28.5 million, $8.4 million, and $7.0 million, respectively, to the decrease in revenues over the year ago period; partially offset by the impact of acquisitions which grew revenues $32.4 million.

Enterprise EBITDA decreased $29.9 million in 2019 as compared to 2018 primarily due to the decreases in revenues discussed above as well as the impact of lower production volumes.
Industrial Solutions

				Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands, except percentages)
Segment Revenues	$990,301	$1,185,237	$1,208,201	(16.4)%	(1.9)%
Segment EBITDA	147,626	226,110	237,870	(34.7)%	(4.9)%
as a percent of segment revenues	14.9%	19.1%	19.7%

2020 Compared to 2019
Industrial Solutions revenues decreased $194.9 million in 2020 as compared to 2019 primarily due to decreases in volume, including changes in channel inventory, and unfavorable currency translation, which contributed $194.5 million and $1.6 million, respectively, to the decrease in revenues; partially offset by increases in copper prices, which grew revenues $1.2 million.
Industrial EBITDA decreased $78.5 million in 2020 as compared to 2019 primarily as a result of the decline in revenues discussed above and increased investments in R&D projects as we continue our commitment to growth initiatives, partially offset by the benefits realized from our SG&A Cost Reduction Program.

2019 Compared to 2018
Industrial Solutions revenues decreased $22.9 million in 2019 as compared to 2018 primarily due to unfavorable currency translation and lower copper prices, which contributed $21.0 million and $8.8 million, respectively, to the decrease in revenues over the year ago period; partially offset by increases in volume, which grew revenues $6.9 million year-over-year.

Industrial EBITDA decreased $11.8 million in 2019 as compared to 2018 primarily due to the decline in revenues discussed above and the impact of lower production volumes.

Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2021 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements and includes the results and cash flow activity of Grass Valley through the disposal date of July 2, 2020 consistent with the Consolidated Cash Flow Statements:

	Years Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by (used for):
Operating activities	$173,364	$276,893
Investing activities	(31,643)	(184,369)
Financing activities	(74,911)	(86,948)
Effects of currency exchange rate changes on cash and cash equivalents	9,299	(301)
Increase in cash and cash equivalents	76,109	5,275
Cash and cash equivalents, beginning of year	425,885	420,610
Cash and cash equivalents, end of year	$501,994	$425,885

Net cash provided by operating activities totaled $173.4 million for 2020 compared to $276.9 million for 2019. Operating cash flows declined $103.5 million compared to the prior year primarily due to the decreases in revenues and income discussed above. Changes in receivables generated $70.7 million of cash in 2020 compared to $22.9 million in 2019 as days sales outstanding improved from 51.8 days in the fourth quarter of 2019 to 49.6 days in the fourth quarter of 2020. The improvement in receivables was offset by changes in inventory, which was a use of cash of $8.5 million in 2020 compared to a source of cash of $44.5 million in 2019.
Net cash used for investing activities totaled $31.6 million for 2020 compared to $184.4 million for 2019. Investing activities for 2020 included capital expenditures of $90.2 million and proceeds of $54.8 million, $3.2 million, and $0.6 million from the sale of the Grass Valley disposal group, the sale of tangible property, and a working capital adjustment related to the SPC acquisition, respectively. Investing activities for 2019 included capital expenditures of $110.0 million and payments, net of cash acquired, for acquisitions of $74.4 million.
Net cash flows used for financing activities totaled $74.9 million for 2020 compared to $86.9 million for 2019. Financing activities for 2020 included payments under our share repurchase program of $35.0 million, acquisition earnout consideration payments of $29.3 million, cash dividend payments of $9.0 million, and net payments related to share based compensation activities of $1.4 million. Financing activities for 2019 included payments under our share repurchase program of $50.0 million; cash dividend payments of $34.4 million, net payments related to share based compensation activities of $2.1 million; and interest payments on our financing leases of $0.4 million.
Our cash and cash equivalents balance was $502.0 million as of December 31, 2020. Of this amount, $214.1 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 18, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2020 consisted of $1.6 billion of senior subordinated notes. As of December 31, 2020, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $230.2 million. Additional discussion regarding our various borrowing arrangements is included in Note 16 to the Consolidated Financial Statements.

Contractual obligations outstanding at December 31, 2020, have the following scheduled maturities:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt payment obligations (1)(2)	$1,590,810	$—	$—	$367,110	$1,223,700
Interest payments on long-term debt obligations	349,309	55,831	111,663	109,024	72,791
Operating lease obligations (3)	75,958	19,557	29,204	18,296	8,901
Purchase obligations (4)	16,007	16,007	—	—	—
Other commitments (5)	8,574	1,675	5,594	1,305	—
Pension and other postemployment obligations	79,965	12,902	22,479	17,839	26,745
Total	$2,120,623	$105,972	$168,940	$513,574	$1,332,137

(1)As described in Note 16 to the Consolidated Financial Statements.
(2)Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on the line entitled, "Interest payments on long-term debt obligations" in the table.
(3)As described in Note 12 to the Consolidated Financial Statements.
(4)Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(5)Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions (see Notes 18 to the Consolidated Financial Statements).
Our commercial commitments expire or mature as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Standby financial letters of credit	$8,486	$7,853	$633	$—	$—
Bank guarantees	4,071	2,738	1,333	—	—
Surety bonds	3,311	3,311	—	—	—
Total	$15,868	$13,902	$1,966	$—	$—
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
We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2020 would have affected net income by approximately $2 million in 2020.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which removes certain exceptions for investments, intraperiod allocations and interim tax calculations, and adds guidance to reduce the complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in ASU 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending upon the amendment. The Company did not early adopt this pronouncement and is in the process of evaluating the impact of this amendment on our consolidated financial statements; however, it is not anticipated to be material.

See Note 18, Income Taxes, to the consolidated financial statements for further information regarding income taxes.

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
We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified from our continuing operations, three reporting units within Enterprise Solutions and seven reporting units within Industrial Solutions for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2020, we did not perform a qualitative assessment over any of our reporting units.

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
For our annual impairment test in 2020, we performed a quantitative assessment for all ten of our reporting units included in continuing operations, none of which proved to be impaired during 2020. Based on our annual goodwill impairment test, the excess of the fair values over the carrying values of our ten reporting units tested under a quantitative income approach ranged from 4% - 345%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 10.0% to 12.2%, the 2021 to 2030 compounded annual revenue growth rates ranged from 2.5% to 5.8%, and the revenue growth rates beyond 2030 ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. Furthermore, uncertainties associated with current market conditions increase the inherent risk associated with using an income approach to estimate fair values. While we have adjusted our key assumptions to reflect the current economic conditions, we have also assumed that economic conditions will improve. If current conditions persist and actual results are different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.
We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2020. Rather, we performed a quantitative assessment for each of our indefinite-lived trademarks in 2020. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired during 2020. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
As noted above, we also test our goodwill and other indefinite-lived intangible assets not subject to amortization for impairment when indicators of impairment exist. Due to its overall financial performance and discontinued operations classification, we performed impairment tests on the Grass Valley disposal group which resulted in total asset impairments of $113.0 million in 2020. We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020. The operating results of Grass Valley are not included in our Consolidated Financial Statements after the July 2, 2020 disposal date. As of December 31, 2020, we do not own any interest in Grass Valley. See Note 5.
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

As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in the 2020 net periodic benefit cost and projected benefit obligations as of December 31, 2020 of approximately $0.7 million and $41.4 million, respectively. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2020 net periodic benefit cost of approximately $1.7 million.
Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in an increase in the 2020 net periodic benefit cost of approximately $0.1 million and a decrease in the projected benefit obligation of approximately $36.6 million as of December 31, 2020. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2020 net periodic benefit cost of approximately $1.7 million.
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
Our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We generally view our investments in international subsidiaries with functional currencies other than the U.S. dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. However, we designated euro debt issued in 2018, 2017 and 2016 by Belden Inc., a USD functional currency entity, as a net investment hedge of certain international subsidiaries. See Note 16 for further discussion.

Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2020, we recorded approximately $7.9 million of net foreign currency transaction gains. In 2019, we recorded approximately $1.5 million of net foreign currency transaction losses.
Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2020.
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real.

Commodity Price Risk
Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2020 or 2019.
The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2020. The unconditional purchase obligations will settle during 2021.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	1,910
Weighted average price per pound	$3.16
Commitment amounts	$6,036	$6,711
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
Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2020 or 2019.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2020.

	Principal Amount by Expected Maturity			Fair Value
	2021	Thereafter	Total
	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$428,295	$428,295	$446,720
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$550,665	$550,665	$564,426
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$244,740	$244,740	$252,672
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$367,110	$367,110	$369,926
Average interest rate		2.875%
Total			$1,590,810	$1,633,744

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2020, we had $17.5 million in accounts receivable outstanding from WESCO. This represented approximately 6% of our total accounts receivable outstanding at December 31, 2020. WESCO generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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
At December 31, 2020, the Company had goodwill on its balance sheet aggregating $1.3 billion. As more fully described in Notes 2 and 12 to the Company’s consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to reporting units as of the respective acquisition dates. The Company performed a quantitative assessment for all of its reporting units and determined that the fair values of these reporting units were in excess of the carrying values. Therefore, the Company did not record any goodwill impairment for any of its reporting units.

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
As described in Notes 2 and 3 to the consolidated financial statements, the Company has contractual arrangements that include software, support, and service revenues. The Company estimated the selling prices of those contractual arrangements to determine the allocation of consideration to each of the performance obligations. The objective was to determine the price at which the Company would transact a sale if the product, support or service was sold on a standalone basis. Generally, the Company determines standalone selling price using the adjusted market assessment approach. For software licenses with highly variable standalone selling prices sold with either support or professional services, the Company generally determines the standalone selling price of the software license using the residual approach. The Company estimated the standalone selling prices of each of the performance obligations and projected cash flows over the term of each contractual arrangement to determine the amount of total consideration allocated to each of the performance obligations. The Company also enters into sales contracts that provide certain distributors with price concessions, product return rights, refunds, and stock rotations, which all result in variable consideration. At the time of sale, the Company establishes an estimated reserve for the variable consideration and recognizes it by reducing revenues. Estimates are based on a percentage of revenues and the average time period between the original sale and the issuance of the adjustments. As of December 31, 2020, the Company recorded $25.5 million in unprocessed changes that were recognized as a reduction of revenues and accounts receivable and $13.0 million in unprocessed changes recognized as accrued liabilities.

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
St. Louis, Missouri
February 16, 2021

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$501,994	$407,480
Receivables, net	296,817	334,634
Inventories, net	247,298	231,333
Other current assets	52,289	29,172
Current assets of discontinued operations	—	375,135
Total current assets	1,098,398	1,377,754
Property, plant and equipment, less accumulated depreciation	368,620	345,918
Operating lease right-of-use assets	54,787	62,251
Goodwill	1,251,938	1,243,669
Intangible assets, less accumulated amortization	287,071	339,505
Deferred income taxes	29,536	25,216
Other long-lived assets	49,384	12,446
	$3,139,734	$3,406,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,120	$268,466
Accrued liabilities	276,641	283,799
Current liabilities of discontinued operations	—	170,279
Total current liabilities	520,761	722,544
Long-term debt	1,573,726	1,439,484
Postretirement benefits	160,400	136,227
Deferred income taxes	38,400	48,725
Long-term operating lease liabilities	46,398	55,652
Other long-term liabilities	42,998	38,308
Stockholders’ equity:
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 44,643 and 45,458 shares outstanding at 2020 and 2019, respectively	503	503
Additional paid-in capital	823,605	811,955
Retained earnings	450,876	518,004
Accumulated other comprehensive loss	(191,851)	(63,418)
Treasury stock, at cost— 5,692 and 4,877 shares at 2020 and 2019, respectively	(332,552)	(307,197)
Total Belden stockholders’ equity	750,581	959,847
Noncontrolling interest	6,470	5,972
Total stockholders’ equity	757,051	965,819
	$3,139,734	$3,406,759
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Revenues	$1,862,716	$2,131,278	$2,165,702
Cost of sales	(1,199,427)	(1,337,773)	(1,335,791)
Gross profit	663,289	793,505	829,911
Selling, general and administrative expenses	(366,188)	(417,329)	(411,352)
Research and development expenses	(107,296)	(94,360)	(91,552)
Amortization of intangibles	(64,395)	(74,609)	(75,140)
Gain from patent litigation	—	—	62,141
Operating income	125,410	207,207	314,008
Interest expense, net	(58,888)	(55,814)	(60,839)
Non-operating pension benefit (cost)	(395)	1,017	(99)
Loss on debt extinguishment	—	—	(22,990)
Income from continuing operations before taxes	66,127	152,410	230,080
Income tax expense	(11,724)	(42,519)	(62,936)
Income from continuing operations	54,403	109,891	167,144
Loss from discontinued operations, net of tax	(99,513)	(486,667)	(6,433)
Loss from disposal of discontinued operations, net of tax	(9,948)	—	—
Net income (loss)	(55,058)	(376,776)	160,711
Less: Net income (loss) attributable to noncontrolling interest	104	239	(183)
Net income (loss) attributable to Belden	(55,162)	(377,015)	160,894
Less: Preferred stock dividends	—	18,437	34,931
Net income (loss) attributable to Belden common stockholders	$(55,162)	$(395,452)	$125,963

Weighted average number of common shares and equivalents:
Basic	44,778	42,203	40,675
Diluted	44,937	42,416	40,956

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$1.21	$2.16	$3.25
Discontinued operations attributable to Belden common stockholders	(2.22)	(11.53)	(0.16)
Disposal of discontinued operations attributable to Belden common stockholders	(0.22)	—	—
Net income (loss) attributable to Belden common stockholders	$(1.23)	$(9.37)	$3.10

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$1.21	$2.15	$3.23
Discontinued operations attributable to Belden common stockholders	(2.22)	(11.53)	(0.16)
Disposal of discontinued operations attributable to Belden common stockholders	(0.22)	—	—
Net income (loss) attributable to Belden common stockholders	$(1.23)	$(9.37)	$3.08
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss)	$(55,058)	$(376,776)	$160,711
Foreign currency translation, net of tax of $1.0 million, $1.0 million, and $1.7 million, respectively	(112,562)	24,121	27,802
Adjustments to pension and postretirement liability, net of tax of $1.7 million, $1.1 million, and $1.0 million, respectively	(15,477)	(12,168)	(4,690)
Other comprehensive income (loss), net of tax	(128,039)	11,953	23,112
Comprehensive income (loss)	(183,097)	(364,823)	183,823
Less: Comprehensive income (loss) attributable to noncontrolling interest	498	703	(190)
Comprehensive income (loss) attributable to Belden	$(183,595)	$(365,526)	$184,013
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(55,058)	$(376,776)	$160,711
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment of discontinued operations	113,007	521,441	—
Depreciation and amortization	108,687	139,259	148,632
Share-based compensation	20,030	17,751	18,497
Loss on disposal of business	946	—	—
Loss on debt extinguishment	—	—	22,990
Deferred income tax expense (benefit)	(19,410)	(23,540)	11,300
Changes in operating assets and liabilities, net of the effects of exchange rate changes, acquired businesses, and disposals:
Receivables	70,707	22,926	(21,748)
Inventories	(8,507)	44,477	(14,779)
Accounts payable	(43,567)	(41,527)	(29,401)
Accrued liabilities	7,374	(17,654)	17,238
Income taxes	(22,823)	5,497	(4,390)
Other assets	2,018	(16,118)	(18,748)
Other liabilities	(40)	1,157	(1,082)
Net cash provided by operating activities	173,364	276,893	289,220
Cash flows from investing activities:
Capital expenditures	(90,215)	(110,002)	(97,847)
Cash from (used for) business acquisitions, net of cash acquired	590	(74,392)	(84,580)
Proceeds from disposal of tangible assets	3,161	25	1,580
Proceeds from disposal of business, net of cash sold	54,821	—	40,171
Net cash used for investing activities	(31,643)	(184,369)	(140,676)
Cash flows from financing activities:
Payments under borrowing arrangements	(190,000)	—	(484,757)
Payments under share repurchase program	(35,000)	(50,000)	(175,000)
Payment of earnout consideration	(29,300)	—	—
Cash dividends paid	(9,029)	(34,439)	(43,169)
Withholding tax payments for share based-payment awards	(1,388)	(2,149)	(2,094)
Other	(194)	(360)	—
Debt issuance costs paid	—	—	(7,609)
Redemption of stockholders' rights agreement	—	—	(411)
Borrowings under credit arrangements	190,000	—	431,270
Net cash used for financing activities	(74,911)	(86,948)	(281,770)
Effect of foreign currency exchange rate changes on cash and cash equivalents	9,299	(301)	(7,272)
Increase (decrease) in cash and cash equivalents	76,109	5,275	(140,498)
Cash and cash equivalents, beginning of year	425,885	420,610	561,108
Cash and cash equivalents, end of year	$501,994	$425,885	$420,610
For all periods presented, the Consolidated Cash Flow Statement includes the results of the Grass Valley disposal group up to the disposal date, July 2, 2020.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	160,894	—	—	—	(183)	160,711
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	23,119	(7)	23,112
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(883)	—	20	118	—	—	(765)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,051)	—	51	722	—	—	(1,329)
Share repurchase program	—	—	—	—	—	—	(2,694)	(175,000)	—	—	(175,000)
Share-based compensation	—	—	—	—	18,497	—	—	—	—	—	18,497
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends	—	—	—	—	—	(34,931)	—	—	—	—	(34,931)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,121)	—	—	—	—	(8,121)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	(377,015)	—	—	—	239	(376,776)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	11,489	464	11,953
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	—	—	5,195	5,195
Acquisition of noncontrolling interests	—	—	—	—	(398)	—	—	—	—	(367)	(765)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(291)	—	4	180	—	—	(111)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(3,714)	—	91	1,679	—	—	(2,035)
Share repurchase program	—	—	—	—	—	—	(890)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	—	—	17,751	—	—	—	—	—	17,751
Preferred stock conversion	(52)	(1)	—	—	(340,788)	—	6,857	340,789	—	—	—
Preferred stock dividends	—	—	—	—	—	(18,437)	—	—	—	—	(18,437)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,544)	—	—	—	—	(8,544)
Balance at December 31, 2019	—	$—	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,916)	—	—	—	—	(2,916)
Net income (loss)	—	—	—	—	—	(55,162)	—	—	—	104	(55,058)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(128,433)	394	(128,039)
Retirement Savings Plan stock contributions	—	—	—	—	(1,622)	—	76	4,276	—	—	2,654
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(791)	—	7	610	—	—	(181)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(5,967)	—	78	4,759	—	—	(1,208)
Share repurchase program	—	—	—	—	—	—	(976)	(35,000)	—	—	(35,000)
Share-based compensation	—	—	—	—	20,030	—	—	—	—	—	20,030
Common stock dividends ($0.20 per share)	—	—	—	—	—	(9,050)	—	—	—	—	(9,050)
Balance at December 31, 2020	$—	$—	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051

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
Reclassifications
We have made certain reclassifications to the 2019 and 2018 Consolidated Financial Statements, primarily as a result of the West Penn Wire business and multi-conductor product line transfer from the Enterprise Solutions segment to the Industrial Solutions segment in 2020. See Note 6.

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
During 2020, 2019, and 2018 we utilized Level 1 inputs to determine the fair value of cash equivalents and Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4) and for impairment testing (see Notes 5 and 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2020.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2020 and 2019, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable and Revenue Reserves
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable balance at December 31, 2020 and 2019 totaled $25.5 million and $29.5 million, respectively. Unprocessed Changes recognized as accrued liabilities at December 31, 2020 and 2019 totaled $13.0 million and $11.0 million, respectively.
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. As of December 31, 2020 and 2019, the allowance for doubtful accounts totaled $5.1 million and $2.6 million, respectively. We also recognized bad debt expense, net of recoveries, of $2.4 million, $0.1 million, and $0.2 million in 2020, 2019, and 2018, respectively.

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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2020 and 2019 totaled $32.3 million and $21.2 million, respectively.
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
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2020, we did not perform a qualitative assessment over any of our reporting units.

For our annual impairment test in 2020, we performed a quantitative assessment for all ten of our reporting units included in continuing operations. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs) as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. Based on our annual goodwill impairment test, the excess of the fair values over the carrying values of our ten reporting units tested under a quantitative income approach ranged from 4% - 345%. As a result, the goodwill balances for our continuing operations reporting units were not impaired in 2020. Furthermore, we did not recognize any goodwill impairment from continuing operations in 2019 or 2018. See Note 13 for further discussion.
We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets from continuing operations in 2020, 2019, or 2018. See Note 13 for further discussion.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets from continuing operations in 2020, 2019, or 2018.
Due to its overall financial performance and discontinued operations classification, we performed impairment tests on the Grass Valley disposal group, which resulted in total asset impairments of $113.0 million and $521.4 million in 2020 and 2019, respectively. The 2019 impairment charge consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively, as well as an impairment of the disposal group of $179.3 million ($180.4 million translated at year-end exchange rates). We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.
Disposals
During 2020, we sold a previously closed operating facility for net proceeds of $2.1 million and recognized a $0.4 million gain on the sale as well as completed the sale of Grass Valley to Black Dragon Capital - See Note 5.
During 2018, we sold a previously closed operating facility for net proceeds of $1.5 million and recognized a $0.6 million gain on the sale.
During 2017, we sold our MCS business and a 50% ownership interest in Xuzhou Hirschmann Electronics Co. Ltd (the Hirschmann JV) for a total purchase price of $40.2 million. The $40.2 million of proceeds from the sale was collected during 2018.
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

Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2020 and 2019 totaled $32.2 million and $37.2 million, respectively.
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

Gain from Patent Litigation

In 2011, the Company’s wholly-owned subsidiary, PPC, filed an action for patent infringement against Corning alleging that Corning infringed two of PPC’s patents. In 2015, a jury found that Corning willfully infringed both patents. Following a series of appeals, we received a pre-tax amount of approximately $62.1 million from Corning in 2018. We recorded the $62.1 million of cash received as a pre-tax gain from patent litigation during 2018.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $11.6 million, $14.7 million, and $17.0 million for 2020, 2019, and 2018, respectively.
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

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and pretax income on our financial statements. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. At December 31, 2020 the valuation allowance of $84.3 million was primarily related to net operating losses, capital losses and foreign tax credits that we do not expect to realize.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which removes certain exceptions for investments, intra-period allocations and interim tax calculations, and adds guidance to reduce the complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in ASU 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending upon the amendment. The Company did not early adopt this pronouncement and is in the process of evaluating the impact of this amendment on our consolidated financial statements; however, it is not anticipated to be material.

See Note 18, Income Taxes, in the accompanying notes to our consolidated financial statements.
Current-Year Adoption of Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including past events, current conditions, and reasonable and supportable forecasts about future economic conditions. We adopted ASU 2016-13 on January 1, 2020, which resulted in an increase to our allowance for doubtful accounts for continuing operations of $1.0 million, and an increase for discontinued operations of $1.9 million. See further discussion as well as adjustments to the allowance for doubtful accounts under the new credit loss model in Note 9.

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

The following table presents our revenues disaggregated by major product category (in thousands).

	Broadband and 5G	Cyber-Security	Industrial Automation	Smart Buildings	Total Revenues

Year Ended December 31, 2020
Enterprise Solutions	$432,262	$—	$—	$440,155	$872,417
Industrial Solutions	—	110,524	879,775	—	990,299
Total	$432,262	$110,524	$879,775	$440,155	$1,862,716

Year Ended December 31, 2019
Enterprise Solutions	$401,415	$—	$—	$544,626	$946,041
Industrial Solutions	—	133,039	1,052,198	—	1,185,237
Total	$401,415	$133,039	$1,052,198	$544,626	$2,131,278

Year Ended December 31, 2018
Enterprise Solutions	$389,246	$—	$—	$568,255	$957,501
Industrial Solutions	—	136,648	1,071,553	—	1,208,201
Total	$389,246	$136,648	$1,071,553	$568,255	$2,165,702

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product (in thousands).

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2020
Enterprise Solutions	$636,492	$130,982	$104,943	$872,417
Industrial Solutions	577,929	256,673	155,697	990,299
Total	$1,214,421	$387,655	$260,640	$1,862,716

Year Ended December 31, 2019
Enterprise Solutions	$695,008	$135,732	$115,301	$946,041
Industrial Solutions	742,563	274,030	168,644	1,185,237
Total	$1,437,571	$409,762	$283,945	$2,131,278

Year Ended December 31, 2018
Enterprise Solutions	$700,499	$135,217	$121,785	$957,501
Industrial Solutions	758,165	290,562	159,474	1,208,201
Total	$1,458,664	$425,779	$281,259	$2,165,702
We generate revenues primarily by selling products that provide secure and reliable transmission of data, sound, and video for mission critical applications. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Generally, we determine standalone selling price using the prices charged to customers on a standalone basis. Typically, payments are due after control transfers, which is less than one year from satisfaction of the performance obligation.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2020.

The following table presents estimated and accrued variable consideration:

	December 31, 2020	December 31, 2019

	(in thousands)
Accrued rebates	$32,192	$37,170
Accrued returns	13,016	10,974
Price adjustment recognized against gross accounts receivable	25,244	28,672
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. The typical use of a time-elapsed unit of measure for support and maintenance contracts reflects the benefit and same pattern of transfer the customer receives from our services under this arrangement over the term of the contract. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of December 31, 2020, total deferred revenue was $77.6 million, and of this amount, $53.4 million is expected to be recognized within the next twelve months, and the remaining $24.2 million is long-term and will be recognized over a period greater than twelve months.
The following table presents deferred revenue activity (in thousands):

Balance at December 31, 2018	$72,358
New deferrals	111,812
Revenue recognized	(114,100)
Balance at December 31, 2019	$70,070
New deferrals	101,066
Revenue recognized	(93,488)
Balance at December 31, 2020	$77,648
Service-type warranties represent $10.4 million of the deferred revenue balance at December 31, 2020, and of this amount $3.6 million is expected to be recognized in the next twelve months, and the remaining $6.8 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions were $5.8 million, $3.4 million, and $2.9 million as of December 31, 2020, 2019, and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, we recognized $16.3 million, $19.0 million, and $20.3 million of sales commissions expense in selling, general, and administrative expenses, respectively.
Note 4: Acquisitions
Special Product Company
On December 6, 2019, we purchased and assumed substantially all the assets, and certain specified liabilities of Special Product Company (SPC) for a purchase price of $22.5 million. SPC, based in Kansas City, Kansas, is a leading designer, manufacturer, and seller of outdoor cabinet products for optical fiber cable installations. The results of SPC have been included in our Consolidated Financial Statements from December 6, 2019, and are reported within the Enterprise Solutions segment. The acquisition of SPC was not material to our financial position or results of operations.
Opterna
We acquired 100% of the shares of Opterna International Corp. (Opterna) on April 15, 2019 for a purchase price, net of cash acquired, of $51.7 million. Of the $51.7 million purchase price, $45.9 million was paid in 2019 with cash on hand. The acquisition included a potential earnout, which is based upon future Opterna financial targets through April 15, 2021. The maximum earnout consideration is $25.0 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the estimated fair value of the earnout included in the purchase price is $5.8 million. Opterna is an international fiber optics solution business formerly based in Sterling, Virginia which designs and manufactures a range of complementary fiber connectivity, cabinet, and enclosure products used in optical networks. The results of Opterna have been included in our Consolidated Financial Statements from April 15, 2019, and are reported within the Enterprise Solutions segment. Certain subsidiaries of Opterna include noncontrolling interests. Because Opterna has a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. On October 25, 2019, we purchased the noncontrolling interest of one subsidiary for a purchase price of $0.8 million; of which $0.4 million was paid at closing and the remaining $0.4 million is to be paid in 2021. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of April 15, 2019 (in thousands):

Receivables	$5,308
Inventory	7,359
Prepaid and other current assets	566
Property, plant, and equipment	1,328
Intangible assets	28,000
Goodwill	35,057
Deferred income taxes	80
Operating lease right-of-use assets	2,204
Other long-lived assets	2,070
Total assets acquired	$81,972

Accounts payable	$4,847
Accrued liabilities	4,301
Long-term deferred tax liability	6,813
Long-term operating lease liability	1,923
Other long-term liabilities	7,152
Total liabilities assumed	$25,036
Net assets	$56,936

Noncontrolling interest	5,195
Net assets attributable to Belden	$51,741

The fair value of acquired receivables is $5.3 million, which is equivalent to its gross contractual amount.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair value assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. We did not record any material measurement-period adjustments during 2020.

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

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expansion of product offerings in the optical fiber market. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization
Developed technologies	$3,400	5
Customer relationships	22,800	15
Sales backlog	1,300	0.5
Trademarks	500	2.0
Total intangible assets subject to amortization	$28,000

Intangible assets not subject to amortization:
Goodwill	$35,057
Total intangible assets not subject to amortization	$35,057

Total intangible assets	$63,057
Weighed average amortization period		12.9

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
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is reported within discontinued operations. The Grass Valley disposal group excludes certain Grass Valley pension liabilities that Belden retained. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria in the fourth quarter of 2019.
We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $113.0 million and $521.4 million in 2020 and 2019, respectively. The 2019 impairment charge consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively, as well as an impairment of the disposal group of $179.3 million ($180.4 million translated at year-end exchange rates). We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.
We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 and recognized a loss of $9.9 million, net of $7.5 million income tax expense. The terms of the sale included gross cash consideration of $120.0 million, or approximately $56.2 million net of cash delivered with the business. The sale also included deferred consideration consisting of a $175.0 million seller’s note that is expected to mature in 2025, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note is $34.9 million, which we recorded in Other Long-Lived Assets. We accounted for the earnout under a loss recovery approach and did not record an asset as of the disposal date. Any subsequent recognition of an earnout will be based on the gain contingency guidance.

As part of the transaction, we also invested $3.0 million for a 9% equity interest in Grass Valley with the right to put the equity back to Black Dragon Capital. We exercised our right during the fourth quarter of 2020 and sold our 9% equity interest in Grass Valley to Black Dragon Capital for $2.7 million. We deconsolidated Grass Valley as of July 2, 2020 and accounted for our equity interest under the cost method for the period that we owned a 9% interest in Grass Valley. As of December 31, 2020, we do not own any interest in Grass Valley. Grass Valley's operating results for periods after July 2, 2020 are not included in our Consolidated Financial Statements.

The seller’s note accrues PIK interest at an annual rate of 8.5%. During the year ended December 31, 2020, the seller’s note accrued interest of $7.8 million, which we reserved for based on our expected loss allowance methodology.

We are performing certain services for Grass Valley under a transition services agreement. During 2020, the amount of transition services totaled $2.0 million, which we expect to collect in 2021.

The following table summarizes the operating results of the disposal group up to the July 2, 2020 disposal date for the years ended December 31, 2020, 2019 and 2018, respectively:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues	$109,195	$360,496	$419,666
Cost of sales	(70,199)	(208,173)	(241,164)
Gross profit	38,996	152,323	178,502
Selling, general and administrative expenses	(39,947)	(93,796)	(114,567)
Research and development expenses	(15,083)	(37,172)	(49,033)
Amortization of intangibles	—	(12,782)	(23,689)
Asset impairment of discontinued operations	(113,007)	(521,441)	—
Interest expense, net	(432)	(819)	(720)
Non-operating pension cost	(169)	(221)	(243)
Loss before taxes	$(129,642)	$(513,908)	$(9,750)

The disposal group recognized depreciation and amortization expense of approximately $0.0 million, $23.7 million, and $35.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. The disposal group also had capital expenditures of approximately $16.7 million, $29.4 million, and $22.6 million during the years ended December 31, 2020, 2019, and 2018, respectively. Furthermore, the disposal group incurred stock-based compensation expense/(credits) of $(0.9) million, $0.9 million, and $1.4 million during the years ended December 31, 2020, 2019, and 2018, respectively. The disposal group did not have any significant non-cash charges for investing activities during the years ended December 31, 2020, 2019, and 2018.

The following table provides the major classes of assets and liabilities of the disposal group as of December 31, 2019 (in thousands):

Assets:
Cash and cash equivalents	$18,405
Receivables, net	117,386
Inventories, net	55,002
Other current assets	35,187
Property, plant and equipment, less accumulated depreciation	61,233
Operating lease right-of-use assets	16,902
Goodwill	26,707
Intangible assets, less accumulated amortization	143,459
Deferred income taxes	59,560
Other long-lived assets	21,652
Impairment of disposal group	(180,358)
Total assets of discontinued operations	$375,135
Liabilities:
Accounts payable	$52,425
Accrued liabilities	83,349
Postretirement benefits	6,224
Deferred income taxes	2,740
Long-term operating lease liabilities	20,459
Other long-term liabilities	5,082
Total liabilities of discontinued operations	$170,279

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
Operating Segment Information

Enterprise Solutions	Years ended December 31,
	2020	2019	2018
	(In thousands)
Segment revenues	$872,415	$946,041	$957,501
Affiliate revenues	1,289	4,162	6,105
Segment EBITDA	99,333	126,925	156,790
Depreciation expense	20,655	19,771	18,490
Amortization of intangibles	21,662	22,324	21,076
Amortization of software development intangible assets	245	175	71
Severance, restructuring, and acquisition integration costs	7,720	10,808	14,863
Purchase accounting effects of acquisitions	125	592	1,690
Acquisition of property, plant and equipment	25,223	42,289	42,624
Segment assets	462,615	487,125	430,128

Industrial Solutions	Years ended December 31,
	2020	2019	2018
	(In thousands)
Segment revenues	$990,301	$1,185,237	$1,208,201
Affiliate revenues	60	11	80
Segment EBITDA	147,626	226,110	237,870
Depreciation expense	21,815	20,638	19,819
Amortization of intangibles	42,733	52,285	54,064
Amortization of software development intangible assets	1,576	350	8
Severance, restructuring, and acquisition integration costs	4,538	15,736	7,762
Acquisition of property, plant and equipment	44,675	35,189	29,529
Segment assets	522,637	504,482	508,843

Total Segments	Years ended December 31,
	2020	2019	2018
	(In thousands)
Segment revenues	$1,862,716	$2,131,278	$2,165,702
Affiliate revenues	1,349	4,173	6,185
Segment EBITDA	246,959	353,035	394,660
Depreciation expense	42,470	40,409	38,309
Amortization of intangibles	64,395	74,609	75,140
Amortization of software development intangible assets	1,821	525	79
Severance, restructuring, and acquisition integration costs	12,258	26,544	22,625
Purchase accounting effects of acquisitions	125	592	1,690
Acquisition of property, plant and equipment	69,898	77,478	72,153
Segment assets	985,252	991,607	938,971

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Total Segment Revenues	$1,862,716	$2,131,278	$2,165,702
Deferred revenue adjustments	—	—	—
Consolidated Revenues	$1,862,716	$2,131,278	$2,165,702

Total Segment EBITDA	$246,959	$353,035	$394,660
Amortization of intangibles	(64,395)	(74,609)	(75,140)
Depreciation expense	(42,470)	(40,409)	(38,309)
Severance, restructuring, and acquisition integration costs (1)	(12,258)	(26,544)	(22,625)
Purchase accounting effects related to acquisitions (2)	(125)	(592)	(1,690)
Amortization of software development intangible assets	(1,821)	(525)	(79)
Loss on sale of assets (3)	—	—	(94)
Costs related to patent litigation	—	—	(2,634)
Gain from patent litigation	—	—	62,141
Eliminations	(480)	(3,149)	(2,222)
Consolidated operating income	125,410	207,207	314,008
Interest expense, net	(58,888)	(55,814)	(60,839)
Non-operating pension benefit (cost)	(395)	1,017	(99)
Loss on debt extinguishment	—	—	(22,990)
Consolidated income from continuing operations before taxes	$66,127	$152,410	$230,080

(1)See Note 15, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2)In 2020 and 2019, we collectively recognized $0.1 million and $0.6 million, respectively, of cost of sales related to purchase accounting adjustments of acquired inventory to fair value for both our SPC and Opterna acquisitions. In 2018, we made a $1.7 million adjustment to increase the earn-out liability associated with an acquisition.
(3)In 2018, we recognized a $0.1 million loss on sale of assets for the sale of our MCS business and Hirschmann JV. See Note 2.
Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Total segment assets	$985,252	$991,607	$938,971
Cash and cash equivalents	501,994	407,480	407,454
Goodwill	1,251,938	1,243,669	1,206,877
Intangible assets, less accumulated amortization	287,071	339,505	359,931
Deferred income taxes	29,536	25,216	26,459
Corporate assets	83,943	24,147	16,786
Assets of discontinued operations	—	375,135	822,843
Total assets	$3,139,734	$3,406,759	$3,779,321

Total segment acquisition of property, plant and equipment	$69,898	$77,478	$72,153
Discontinued operations acquisition of property, plant and equipment	16,712	29,414	22,681
Corporate acquisition of property, plant and equipment	3,605	3,110	3,013
Total acquisition of property, plant and equipment	$90,215	$110,002	$97,847

Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2020, 2019 and 2018 for the following countries: the U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2020
Revenues	$1,015,340	$119,700	$111,835	$91,187	$524,654	$1,862,716
Percent of total revenues	55%	6%	6%	5%	28%	100%
Long-lived assets	$163,731	$32,063	$44,824	$63,100	$114,286	$418,004
Year ended December 31, 2019
Revenues	$1,167,033	$162,975	$109,522	$92,913	$598,835	$2,131,278
Percent of total revenues	55%	8%	5%	4%	28%	100%
Long-lived assets	$152,214	$16,452	$40,247	$48,272	$101,179	$358,364
Year ended December 31, 2018
Revenues	$1,206,401	$166,669	$107,582	$100,691	$584,359	$2,165,702
Percent of total revenues	56%	8%	5%	4%	27%	100%
Long-lived assets	$170,368	$13,352	$36,989	$39,724	$63,776	$324,209
Major Customer
Revenues generated in both the Enterprise Solutions and Industrial Solutions segments from sales to WESCO were approximately $271.6 million (15% of revenues), $328.2 million (15% of revenues), and $361.7 million (17% of revenues) for 2020, 2019, and 2018, respectively. At December 31, 2020, we had $17.5 million in accounts receivable outstanding from WESCO, which represented approximately 6% of our total accounts receivable outstanding at December 31, 2020.
Note 7: Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Operations. The joint venture is not material to our consolidated financial statements as of or for the years ended December 31, 2020, 2019, or 2018.
We acquired Opterna in April 2019. Certain subsidiaries of Opterna include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the acquisition date. The results that are attributable to the noncontrolling interest holders are presented as net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. On October 25, 2019, we purchased the noncontrolling interest of one subsidiary for a purchase price of $0.8 million; of which $0.4 million was paid at closing and the remaining $0.4 million will be paid in 2021. The subsidiaries of Opterna that include noncontrolling interests are not material to our consolidated financial statements as of or for the years ended December 31, 2020, 2019 or 2018.

Note 8: Income Per Share
The following table presents the basis of the income per share computations:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Numerator:
Income from continuing operations	$54,403	$109,891	$167,144
Less: Net income (loss) attributable to noncontrolling interest	104	239	(183)
Less: Preferred stock dividends	—	18,437	34,931
Income from continuing operations attributable to Belden common stockholders	54,299	91,215	132,396
Add: Loss from discontinued operations, net of tax	(99,513)	(486,667)	(6,433)
Add: Loss on disposal of discontinued operations, net of tax	(9,948)	—	—
Net income (loss) attributable to Belden common stockholders	$(55,162)	$(395,452)	$125,963
Denominator:
Weighted average shares outstanding, basic	44,778	42,203	40,675
Effect of dilutive common stock equivalents	159	213	281
Weighted average shares outstanding, diluted	44,937	42,416	40,956
Basic weighted average shares outstanding is used to calculate diluted loss per share when the numerator is a loss because using diluted weighted average shares outstanding would be anti-dilutive.
For the years ended December 31, 2020, 2019, and 2018, diluted weighted average shares outstanding exclude outstanding equity awards of 1.5 million, 1.2 million, and 0.9 million, respectively, which are anti-dilutive. In addition, for the years ended December 31, 2020, 2019, and 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million, 0.3 million, and 0.3 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for the years ended December 31, 2019, and 2018, diluted weighted average shares outstanding do not include the weighted average impact of preferred shares that were convertible into 3.7 million and 6.9 million common shares, respectively, because deducting the preferred stock dividends from net income was more dilutive.
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

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of accounts receivable that may not be collected is based upon the aging of accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other historical, current and future information that is reasonably available. The following table presents the activity in the allowance for doubtful accounts for our continuing operations for the year ended December 31, 2020 (in thousands).

Balance at December 31, 2019	$2,569
Adoption adjustment	1,011
Current period provision	2,282
Recoveries collected	(637)
Write-offs	(114)
Currency impact	39
Balance at December 31, 2020	$5,150

Note 10: Inventories
The major classes of inventories were as follows:

	December 31,
	2020	2019
	(In thousands)
Raw materials	$106,514	$98,530
Work-in-process	32,011	34,717
Finished goods	141,042	119,331
Gross inventories	279,567	252,578
Excess and obsolete reserves	(32,269)	(21,245)
Net inventories	$247,298	$231,333

Note 11: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2020	2019
	(In thousands)
Land and land improvements	$29,321	$27,502
Buildings and leasehold improvements	136,427	126,580
Machinery and equipment	608,618	558,639
Computer equipment and software	137,512	119,533
Construction in process	63,589	70,993
Gross property, plant and equipment	975,467	903,247
Accumulated depreciation	(606,847)	(557,329)
Net property, plant and equipment	$368,620	$345,918

Depreciation Expense
We recognized depreciation expense in income from continuing operations of $42.5 million, $40.4 million, and $38.3 million in 2020, 2019, and 2018, respectively.
Note 12: Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 15 years, some of which include options to extend the lease for a period of up to 15 years and some include options to terminate the leases within 1 year. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain any material residual value guarantees or material variable lease payments.
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet as of December 31, 2020 or 2019, and the rent expense for short-term leases was not material.
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
The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019

	(In thousands)
Operating lease cost	$14,348	$14,622

Finance lease cost
Amortization of right-of-use asset	$133	$142
Interest on lease liabilities	17	22
Total finance lease cost	$150	$164

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,489	$14,594
Operating cash flows from finance leases	16	25
Financing cash flows from finance leases	158	258

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$54,787	$62,251

Accrued liabilities	$14,742	$13,900
Long-term operating lease liabilities	46,398	55,652
Total operating lease liabilities	$61,140	$69,552

Finance leases:
Other long-lived assets, at cost	$764	$823
Accumulated depreciation	(483)	(391)
Other long-lived assets, net	$281	$432

Weighted Average Remaining Lease Term
Operating leases	5 years	6 years
Finance leases	3 years	3 years

Weighted Average Discount Rate
Operating leases	6.6%	6.9%
Finance leases	4.9%	6.2%

The following table summarizes maturities of lease liabilities as of December 31, 2020 (in thousands):

2021	$19,250
2022	16,305
2023	12,552
2024	9,516
2025	8,718
Thereafter	8,901
Total	$75,242

The following table summarizes maturities of lease liabilities as of December 31, 2019 (in thousands):

2020	$19,086
2021	16,988
2022	14,128
2023	11,598
2024	9,032
Thereafter	16,655
Total	$87,487

Note 13: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,251,938	$—	$1,251,938	$1,243,669	$—	$1,243,669
Definite-lived intangible assets subject to amortization:
Developed technology	$428,187	$(369,849)	$58,338	$413,310	$(331,696)	$81,614
Customer relationships	295,382	(128,796)	166,586	297,595	(110,732)	186,863
Trademarks	65,861	(36,539)	29,322	56,393	(30,213)	26,180
In-service research and development	11,536	(9,774)	1,762	10,702	(7,160)	3,542
Backlog	11,421	(11,421)	—	11,335	(10,935)	400
Total intangible assets subject to amortization	812,387	(556,379)	256,008	789,335	(490,736)	298,599
Indefinite-lived intangible assets not subject to amortization:
Trademarks	31,063	—	31,063	40,106	—	40,106
In-process research and development	—	—	—	800	—	800
Total intangible assets not subject to amortization	31,063	—	31,063	40,906	—	40,906
Intangible assets	$843,450	$(556,379)	$287,071	$830,241	$(490,736)	$339,505
Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2018	$432,082	$774,795	$1,206,877
Acquisitions and purchase accounting adjustments	38,209	—	38,209
Translation impact	(260)	(1,157)	(1,417)
Balance at December 31, 2019	$470,031	$773,638	$1,243,669
Acquisitions and purchase accounting adjustments	2,420	—	2,420
Translation impact	2,296	3,553	5,849
Balance at December 31, 2020	$474,747	$777,191	$1,251,938
The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2018	$27,000	$13,270	$40,270
Translation impact	—	(164)	(164)
Balance at December 31, 2019	$27,000	$13,106	$40,106
Reclassify to definite-lived	—	(9,043)	(9,043)
Balance at December 31, 2020	$27,000	$4,063	$31,063

Annual Impairment Test
The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2020 goodwill impairment test, we performed a quantitative assessment for all ten of our reporting units and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows using Level 3 inputs. We did not perform a qualitative assessment over our reporting units. We determined that the fair values of the reporting units were in excess of the carrying values; therefore, we did not record any goodwill impairment for the ten reporting units. We also did not recognize any goodwill impairment from continuing operations in 2019 or 2018 based upon the results of our annual goodwill impairment testing.
For our annual impairment test in 2020, the excess of the fair values over the carrying values of our ten reporting units tested under a quantitative income approach ranged from 4% - 345%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 10.0% to 12.2%, the 2021 to 2030 compounded annual revenue growth rates ranged from 2.5% to 5.8%, and the revenue growth rates beyond 2030 ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. Furthermore, uncertainties associated with current market conditions increase the inherent risk associated with using an income approach to estimate fair values. While we have adjusted our key assumptions to reflect the current economic conditions, we have also assumed that economic conditions will improve. If current conditions persist and actual results are different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.
We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2020. Rather, we performed a quantitative assessment for each of our indefinite-lived trademarks in 2020. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates. We did not recognize any trademark impairment charges from continuing operations in 2020, 2019, or 2018.
Disposal Group Impairment
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, previously included in our Enterprise Solutions segment, was reported within discontinued operations. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria in the fourth quarter of 2019. During 2019, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $521.4 million, which consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively, as well as an impairment of the disposal group of $179.3 million ($180.4 million translated at year-end exchange rates). During 2020, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $113.0 million. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows, which was based in part on the assumed proceeds from a divestiture of Grass Valley.
Amortization Expense
We recognized amortization expense in income from continuing operations of $66.2 million, $74.6 million, and $75.1 million in 2020, 2019, and 2018, respectively. We expect to recognize annual amortization expense of $35.6 million in 2021, $32.9 million in 2022, $31.2 million in 2023, $29.0 million in 2024, and $24.7 million in 2025 related to our intangible assets balance as of December 31, 2020.
The weighted-average amortization period for our customer relationships, trademarks, developed technology, and in-service research and development is 18.2 years, 8.3 years, 6.8 years, and 5.0 years, respectively.

At the beginning of 2020, we re-evaluated the useful lives of certain trademarks in our Industrial Solutions segment and concluded that indefinite lives for these trademarks was no longer appropriate. We have estimated a useful life of five years and will re-evaluate this estimate if and when our expected use of the trademarks changes. We began amortizing the trademarks in the first quarter of 2020, which resulted in amortization expense of $1.8 million for the year ended December 31, 2020. As of December 31, 2020, the net book value of these trademarks totaled $7.8 million.
Note 14: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2020	2019
	(In thousands)
Wages, severance and related taxes	$65,892	$58,953
Current deferred revenue	53,371	54,255
Accrued rebates	32,192	37,170
Accrued interest	20,610	18,781
Employee benefits	27,707	17,791
Lease liabilities	14,840	14,072
Other (individual items less than 5% of total current liabilities)	62,029	82,777
Accrued liabilities	$276,641	$283,799

At December 31, 2019, our other accrued liabilities balance included earnout consideration of $31.4 million in accordance with the purchase agreement for SAM, which was acquired on February 8, 2018 and included in the Grass Valley disposal group. During our fiscal first quarter of 2020, prior to the Grass Valley disposal, we paid the sellers of SAM the full earnout consideration. The acquisition-date fair value of the earnout liability was $29.3 million and is reflected as a financing activity in the Consolidated Cash Flow Statement with the remaining $2.1 million reflected as an operating activity.
Note 15: Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program
During 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $4.0 million and $19.6 million of severance and other restructuring costs for this program during 2020 and 2019, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is expected to deliver an estimated $60 million reduction in selling, general, and administrative expenses on an annual basis; approximately $40 million of which was realized in 2020, and the full benefit is expected to be materialized in 2021. We also expect to incur incremental costs of approximately $8 million for this program in 2021.
FutureLink, Opterna, and SPC Integration Program
In 2019, we began a restructuring program to integrate FutureLink, Opterna, and SPC with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $4.9 million and $6.1 million of severance and other restructuring costs for this program during 2020 and 2019, respectively. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $1 million for this program in 2021.
Industrial Manufacturing Footprint Program
In 2016, we began a program to consolidate our manufacturing footprint, which was later completed in 2018. We recognized severance and other restructuring costs of $17.7 million and $66.1 million for this program during 2018 and cumulatively, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms.

The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2020
Enterprise Solutions	$1,345	$6,374	$7,719
Industrial Solutions	1,706	2,833	4,539
Total	$3,051	$9,207	$12,258

Year Ended December 31, 2019
Enterprise Solutions	$5,018	$5,790	$10,808
Industrial Solutions	15,736	—	15,736
Total	$20,754	$5,790	$26,544

Year Ended December 31, 2018
Enterprise Solutions	$548	$14,315	$14,863
Industrial Solutions	240	7,522	7,762
Total	$788	$21,837	$22,625

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
The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Consolidated Statement of Operations:

	Years ended December 31,
	2020	2019	2018

	(In thousands)
Cost of sales	$704	$3,425	$17,962
Selling, general and administrative expenses	11,554	23,119	4,546
Research and development expenses	—	—	117
Total	$12,258	$26,544	$22,625

Accrued Severance

The table below sets forth severance activity that occurred for the Cost Reduction Program and SPC, Opterna and FutureLink Integration Program described above. The balances below are included in accrued liabilities (in thousands).

Balance at December 31, 2019	$19,575
New charges	2,529
Cash payments	(4,483)
Foreign currency translation	(89)
Other adjustments	(4,147)
Balance at March 29, 2020	$13,385

New charges	4,660
Cash payments	(4,795)
Foreign currency translation	(132)
Other adjustments	(1,420)
Balance at June 28, 2020	$11,698

New charges	2,060
Cash payments	(3,968)
Foreign currency translation	(156)
Other adjustments	(1,541)
Balance at September 27, 2020	$8,093
New charges	992
Cash payments	(1,823)
Foreign currency translation	(95)
Other adjustments	(82)
Balance at December 31, 2020	$7,085
The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover during 2020, and as a result, certain previously approved severance actions were not taken.
Note 16: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2020	2019
	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	428,295	392,910
3.375% Senior subordinated notes due 2027	550,665	505,170
4.125% Senior subordinated notes due 2026	244,740	224,520
2.875% Senior subordinated notes due 2025	367,110	336,780
Total senior subordinated notes	1,590,810	1,459,380
Less unamortized debt issuance costs	(17,084)	(19,896)
Long-term debt	$1,573,726	$1,439,484

Revolving Credit Agreement due 2022
In 2017, we entered into an Amended and Restated Credit Agreement (the Revolver) to amend and restate our prior Revolving Credit Agreement. The Revolver provides a $400.0 million multi-currency asset-based revolving credit facility. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. We paid approximately $2.3 million of fees when we amended the Revolver, which are being amortized over the remaining term of the Revolver. Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, in April 2020 we borrowed $190.0 million on our Revolver, which we fully repaid by December 31, 2020 as a result of improved and sufficient liquidity and cash flow. As of December 31, 2020, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $230.2 million.
Senior Subordinated Notes
In March 2018, we completed an offering for €350.0 million ($431.3 million at issuance) aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2020 is $428.3 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, which commenced on September 15, 2018. We paid approximately $7.5 million of fees associated with the issuance of the 2028 Notes, which are being amortized over the life of the 2028 Notes using the effective interest method. We used the net proceeds from this offering and cash on hand to repurchase the 2023 and 2024 Notes - see further discussion below.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2020 is $550.7 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of December 31, 2020 is $244.7 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of December 31, 2020 is $367.1 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
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
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2020 was approximately $1,633.7 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,590.8 million as of December 31, 2020.
Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2020 are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	—
2025	367,110
Thereafter	1,223,700
$1,590,810

Note 17: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2020, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the years ended December 31, 2020, 2019 and 2018, the transaction gain/(loss) associated with the net investment hedge reported in other comprehensive income was $(56.2) million, $26.6 million and $87.5 million, respectively. During 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.

Note 18: Income Taxes

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Income (loss) before taxes:
United States operations	$(117,819)	$42,833	$115,500
Foreign operations	183,946	109,577	114,580
Income before taxes	$66,127	$152,410	$230,080
Income tax expense (benefit):
Currently payable
United States federal	$273	$21,893	$31,730
United States state and local	91	3,090	3,912
Foreign	11,511	13,859	16,968
	11,875	38,842	52,610
Deferred
United States federal	(1,754)	7,567	7,220
United States state and local	(2,310)	(1,205)	(31)
Foreign	3,913	(2,685)	3,137
	(151)	3,677	10,326
Income tax expense	$11,724	$42,519	$62,936

In addition to the above income tax expense associated with continuing operations, we also recorded an income tax benefit associated with discontinued operations of $22.6 million, $27.2 million, and $3.3 million in 2020, 2019, and 2018, respectively.

	Years Ended December 31,
	2020	2019	2018
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes	(2.6)%	1.2%	1.5%
Impact of change in tax contingencies	2.3%	—%	(0.7)%
Foreign income tax rate differences	(38.2)%	(8.6)%	(1.0)%
Impact of change in deferred tax asset valuation allowance	3.1%	9.2%	0.3%
Domestic permanent differences and tax credits	33.9%	5.1%	1.9%
Impact of tax reform	—%	—%	4.4%
Impact of CARES act	(1.8)%	—%	—%
	17.7%	27.9%	27.4%

In 2020, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. Foreign tax rate differences resulted in an income tax benefit of $25.3 million, $13.1 million, and $2.4 million in 2020, 2019, and 2018, respectively. Additionally, in 2020, 2019 and 2018, our income tax expense was reduced by $4.0 million, $3.9 million, and $3.0 million, respectively, due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022.

An additional significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of domestic permanent differences and tax credits. We recognized a total income tax expense from domestic permanent differences and tax credits of $22.4 million in 2020, primarily associated with our foreign income inclusions.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the United States. The Company generated a loss in the U.S. which will be carried back to prior years, as permitted by the CARES Act. The net impact to the tax provision as a result of the net operating loss carry back was a benefit of $1.2 million, primarily associated with the re-rate of the net operating loss carry back period.

If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our intent to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities. As a result, as of December 31, 2020, we have not made a provision for U.S. or additional foreign withholding taxes.

	December 31,
	2020	2019
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(92,271)	$(96,254)
Right of use asset	(17,610)	(16,906)
	(109,881)	(113,160)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	35,394	28,169
Reserves and accruals	24,388	15,395
Net operating loss, capital loss, and tax credit carryforwards	107,028	76,456
Lease liability	18,515	17,882
Valuation allowances	(84,308)	(48,251)
	101,017	89,651
Net deferred income tax liability	$(8,864)	$(23,509)

On July 2, 2020, we completed the divestiture of Grass Valley to Black Dragon Capital. The increase in pensions and reserves is primarily due to the divestiture of Grass Valley. We derived $23.8 million of deferred tax assets in relation to a capital loss in the U.S. for the divestiture of Grass Valley. The increase in deferred tax valuation allowances is primarily due to the valuation allowance against the capital loss of $23.8 million that we do not expect to be able to realize prior to expiration and the valuation allowance against the seller’s note allowance.

As of December 31, 2020, we had $205.4 million of gross net operating loss carryforwards and $57.1 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $0.9 million in 2020, $19.7 million between 2021 and 2024, and $126.8 million between 2025 and 2040. Net operating loss with an indefinite carryforward period total $58.0 million. Of the $205.4 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $137.1 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.

Unless otherwise utilized, tax credit carryforwards of $57.1 million will expire as follows: $2.1 million between 2020 and 2024 and $49.6 million between 2025 and 2040. Tax credit carryforwards with an indefinite carryforward period total $5.4 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $17.3 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

As of December 31, 2020, we had $100.5 million of gross capital loss carryforwards in the U.S. with a full valuation allowance as we do not expect to be able to utilize the capital loss prior to expiration.
The following tables summarize our net operating losses carryforwards and tax credit carryforwards as of December 31, 2020 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
Australia	$10,546
Germany	15,852
Japan	653
Luxembourg	163
Netherlands	6,578
Other	20,723
United Kingdom	10,720
United States - Federal and various states	140,117
Total	$205,352

Tax Credit Carryforwards
(In thousands)
United States	$56,617
Canada	492
Total	$57,109
In 2020, we recognized a net $1.8 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2020	2019
	(In thousands)
Balance at beginning of year	$6,779	$6,591
Additions based on tax positions related to the current year	548	488
Additions for tax positions of prior years	1,574	—
Reductions for tax positions of prior years - Settlement	(328)	(300)
Balance at end of year	$8,573	$6,779
The balance of $8.6 million at December 31, 2020, reflects tax positions that, if recognized, would impact our effective tax rate.
As of December 31, 2020, we believe it is reasonably possible that $1.7 million of unrecognized tax benefits will change within the next twelve months primarily attributable to the expected completion of tax audits in foreign jurisdictions.

Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. We have approximately $0.2 million and $0.0 million accrued for the payment of interest and penalties as of December 31, 2020 and 2019, respectively.

Our federal tax return for the tax years 2017 and later remain subject to examination by the Internal Revenue Service. Our state and foreign income tax returns for the tax years 2012 and later remain subject to examination by various state and foreign tax authorities.

Note 19: Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the U.S., and certain employees in Germany. Certain defined benefit plans in the United Kingdom are frozen and additional benefits are not being earned by the participants. The U.S. defined benefit pension plan is closed to new entrants. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2020, 2019, and 2018 was $10.0 million, $12.1 million, and $11.8 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2020	2019	2020	2019
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(461,352)	$(412,880)	$(29,470)	$(26,143)
Service cost	(3,930)	(3,668)	(33)	(35)
Interest cost	(9,729)	(12,261)	(809)	(960)
Participant contributions	(73)	(86)	(5)	(4)
Actuarial loss	(42,284)	(39,329)	(110)	(2,374)
Divestitures and acquisitions	(910)	—	—	—
Settlements	26,970	49	—	—
Curtailments	236		—
Plan amendments	(226)	—	—	—
Foreign currency exchange rate changes	(15,345)	(9,890)	(427)	(1,260)
Benefits paid	13,718	16,713	1,356	1,306
Benefit obligation, end of year	$(492,925)	$(461,352)	$(29,498)	$(29,470)

	Pension Benefits		Other Benefits
Years Ended December 31,	2020	2019	2020	2019
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$355,726	$311,509	$—	$—
Actual return on plan assets	32,470	45,896	—	—
Employer contributions	6,393	5,673	1,351	1,302
Plan participant contributions	73	86	5	4
Settlements	(26,945)	—	—	—
Foreign currency exchange rate changes	7,803	9,275	—	—
Benefits paid	(13,718)	(16,713)	(1,356)	(1,306)
Fair value of plan assets, end of year	$361,802	$355,726	$—	$—

Funded status, end of year	$(131,123)	$(105,626)	$(29,498)	$(29,470)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$4,780	$5,542	$—	$—
Accrued benefit liability, current	(3,558)	(3,000)	(1,443)	(1,411)
Accrued benefit liability, noncurrent	(132,345)	(108,168)	(28,055)	(28,059)
Net funded status	$(131,123)	$(105,626)	$(29,498)	$(29,470)

The accumulated benefit obligation for all defined benefit pension plans was $518.4 million and $456.9 million at December 31, 2020 and 2019, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $463.2 million, $459.2 million, and $297.8 million, respectively, as of December 31, 2020 and were $404.9 million, $400.4 million, and $293.7 million, respectively, as of December 31, 2019.

The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $59.2 million and $64.0 million, respectively, as of December 31, 2020 and were $29.5 million and $0 million, respectively, as of December 31, 2019.
The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2020	2019	2018	2020	2019	2018
			(In thousands)
Components of net periodic benefit cost:
Service cost	$3,930	$3,668	$4,579	$33	$35	$47
Interest cost	9,729	12,261	11,480	809	960	945
Expected return on plan assets	(16,357)	(15,699)	(16,389)	—	—	—
Amortization of prior service cost (credit)	190	169	(42)	—	—	—
Settlement loss (gain)	3,153	(7)	1,342	—	—	—
Net loss (gain) recognition	2,930	1,432	2,775	(59)	(133)	(12)
Net periodic benefit cost	$3,575	$1,824	$3,745	$783	$862	$980

We recorded settlement losses totaling $3.2 million during 2020 and $1.3 million during 2018. The settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.
The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019
Weighted average assumptions for benefit obligations at year end:
Discount rate	1.5%	2.2%	2.5%	2.9%
Salary increase	3.3%	3.5%	N/A	N/A
Cash balance interest credit rate	4.6%	4.0%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	2.2%	3.1%	2.9%	3.7%
Salary increase	3.5%	3.6%	N/A	N/A
Cash balance interest credit rate	4.0%	4.7%	N/A	N/A
Expected return on assets	4.9%	5.0%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.5%	5.6%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2026	2023

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 30-50% in asset protection investments and 50-70% in asset growth investments and for our pension plans where the majority of the participants are in payment or terminated vested status is 50-90% in asset protection investments and 10-50% in asset growth investments. Asset growth investments include a diversified mix of U.S. and international equity, primarily invested through investment funds. Asset protection investments include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for securities and instruments of the type in which our plans invest.

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
The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2020				December 31, 2019
	Fair Market Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at NAV	Fair Market Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at NAV
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$86,059	$3,012	$—	$83,047	$131,563	$2,793	$—	$128,770
Non-U.S. equities fund	61,630	5,602	—	56,028	54,496	5,949	—	48,547
Debt securities(b)
Government bond fund	98,418	—	772	97,646	74,219	—	745	73,474
Corporate bond fund	82,434	—	12,150	70,284	40,940	—	9,854	31,086
Fixed income fund(c)	7,320	—	—	7,320	35,895	—	33,701	2,194
Other investments(d)	17,367	—	—	17,367	9,462	—	—	9,462
Cash & equivalents	8,574	3,230	—	5,344	9,151	167	—	8,984
Total	$361,802	$11,844	$12,922	$337,036	$355,726	$8,909	$44,300	$302,517

(a)This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the U.S., Canada, Western Europe and other developed countries throughout the world. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund. Equity securities held in separate accounts are valued based on observable quoted prices on active exchanges. Funds which are valued using the net asset value method are not included in the fair value hierarchy.

(b)This category includes investments in investment funds that invest in U.S. treasuries; other national, state and local government bonds; and corporate bonds of highly rated companies from diversified industries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund. Funds valued using the net asset value method are not included in the fair value hierarchy.

(c)This category includes guaranteed insurance contracts and annuity policies.

(d)This category includes investments in hedge funds that pursue multiple strategies in order to provide diversification and balance risk/return objectives, real estate funds, and private equity funds. Funds valued using the net asset method are not included in the fair value hierarchy.
The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.
The following table reflects the benefits as of December 31, 2020 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2021	$19,497	$1,460
2022	19,044	1,457
2023	20,320	1,458
2024	21,247	1,463
2025	19,417	1,466
2026-2030	99,881	7,413
Total	$199,406	$14,717
We anticipate contributing $11.4 million and $1.5 million to our pension and other postretirement plans, respectively, during 2021.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2020 and the changes in these amounts during the year ended December 31, 2020 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$80,671	$(436)
Net prior service cost	2,798	—
	$83,469	$(436)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$56,746	$(600)
Amortization of actuarial gain (loss)	(2,930)	59
Actuarial loss	42,048	110
Asset gain	(16,113)	—
Settlement loss recognized	(3,153)	—
Divestitures and acquisitions	335	—
Currency impact	3,738	(5)
Net actuarial loss (gain), end of year	$80,671	$(436)

Prior service cost, beginning of year	$2,661	$—
Amortization of prior service cost	(190)	—
Prior service cost occurring during the year	226	—
Currency impact	101	—
Prior service cost, end of year	$2,798	$—

Note 20: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2018	$(41,882)	$(33,025)	$(74,907)

Other comprehensive gain (loss) attributable to Belden before reclassifications	23,657	(13,281)	10,376
Amounts reclassified from accumulated other comprehensive income	—	1,113	1,113
Net current period other comprehensive gain (loss) attributable to Belden	23,657	(12,168)	11,489
Balance at December 31, 2019	$(18,225)	$(45,193)	$(63,418)

Other comprehensive loss attributable to Belden before reclassifications	(123,101)	(20,800)	(143,901)
Amounts reclassified from accumulated other comprehensive income	10,145	5,323	15,468
Net current period other comprehensive loss attributable to Belden	(112,956)	(15,477)	(128,433)
Balance at December 31, 2020	$(131,181)	$(60,670)	$(191,851)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Settlement loss	$3,153	(1)
Accumulated losses of Grass Valley disposal group	771	(2)
Actuarial losses	2,871	(1)
Prior service cost	190	(1)
Total before tax	6,985
Tax benefit	(1,662)
Total net of tax	$5,323
(1)The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 19).
(2)In addition, we reclassified $10.1 million of accumulated foreign currency translation losses associated with the Grass Valley disposal group that are included in the calculation of the loss on disposal of discontinued operations.
Note 21: Share-Based Compensation
Compensation cost charged against income, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Total share-based compensation cost	$19,171	$16,802	$17,143
Income tax benefit	4,563	3,999	4,080
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
During the year ended December 31, 2020, certain restricted stock units with performance vesting conditions were modified as a result of approved changes to the performance targets. There were no other changes to the terms of the restricted stock units. The modification was applicable to all employees who were previously granted the affected restricted stock units. Prior to the modification, the performance targets were not expected to be achieved. Therefore, we had not recognized any expense for these restricted stock units on a cumulative basis. As of the modification date, we expect to recognize total incremental compensation expense as a result of the modification of $4.4 million, of which $1.4 million was recognized in 2020. The remaining expense will be recognized over the applicable service periods, which extend to 2023.

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs and options granted	$18.29	$22.31	$25.19
Total intrinsic value of SARs converted and options exercised	545	354	2,263
Tax benefit (expense) related to share-based compensation	(560)	(101)	113
Weighted-average fair value of restricted stock shares and units granted	41.75	64.61	72.54
Total fair value of restricted stock shares and units vested	6,600	10,325	5,740
Expected volatility	37.55%	35.05%	33.16%
Expected term (in years)	5.7	5.7	5.6
Risk-free rate	1.44%	2.56%	2.70%
Dividend yield	0.39%	0.32%	0.27%

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2020	1,367	$65.04	n/a	n/a	737	$68.31
Granted	149	51.14	n/a	n/a	565	41.75
Exercised or converted	(38)	38.24	n/a	n/a	(102)	64.56
Forfeited or expired	(167)	66.42	n/a	n/a	(247)	75.07
Outstanding at December 31, 2020	1,311	$64.06	5.7	$(29,054)	953	$52.50

Vested or expected to vest at December 31, 2020	1,266	$64.09	5.7	$(28,096)
Exercisable or convertible at December 31, 2020	1,021	$62.62	5.5	$(24,060)
At December 31, 2020, the total unrecognized compensation cost related to all nonvested awards was $25.0 million. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.
Note 22: Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represented 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. We received approximately $501 million of net proceeds from this offering, which were used for general corporate purposes. On July 15, 2019, all outstanding Preferred Stock was automatically converted into shares of Belden common stock at the conversion rate of 132.50, resulting in the issuance of approximately 6.9 million shares of Belden common stock. Upon conversion, the Preferred Stock was automatically extinguished and discharged, is no longer deemed outstanding for all purposes, and delisted from trading on the New York Stock Exchange. For the years ended December 31, 2020, 2019, and 2018, dividends on the Preferred Stock were $0.0 million, $18.4 million, and $34.9 million, respectively.
Note 23: Stockholder Rights Plan
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

Note 24: Share Repurchases
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program was funded with cash on hand and cash flows from operating activities. During 2018, we repurchased 2.7 million shares of our common stock under the program for an aggregate cost of $175.0 million and an average price per share of $64.94; exhausting the $200.0 million authorized under this share repurchase program.

On November 29, 2018, our Board of Directors authorized another share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. During 2018, we did not repurchase any shares of our common stock under this program. During 2019, we repurchased 0.9 million shares of our common stock under the program for an aggregate cost of $50.0 million and an average price per share of $56.19. During 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83.
Note 25: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which six are distributors, constitute in aggregate approximately 40%, 39%, and 40% of revenues in 2020, 2019, and 2018, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2020, we were committed to purchase approximately 1.9 million pounds of copper at an aggregate fixed cost of $6.0 million. At December 31, 2020, this fixed cost was $0.7 million less than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 28% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 25% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2021.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2020 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2020 and 2019 was approximately $1,633.7 million and $1,532.7 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,590.8 million and $1,459.4 million as of December 31, 2020 and 2019, respectively.
Note 26: Contingent Liabilities
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
Letters of Credit, Guarantees and Bonds
At December 31, 2020, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $8.5 million, $4.1 million, and $3.3 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 27: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2020	2019	2018
		(In thousands)
Income tax refunds received	$4,460	$4,695	$3,920
Income taxes paid	(25,259)	(40,760)	(52,147)
Interest paid	(53,029)	(51,160)	(48,519)

Note 28: Subsequent Events

On January 29, 2021, we acquired privately held OTN Systems N.V., a leading provider of automation networking infrastructure solutions, for approximately $71 million, net of cash acquired. The acquisition was funded with cash on hand. Headquartered in Olen, Belgium, OTN Systems is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. OTN Systems’ value-added technology allows customers to easily build, maintain, and monitor complex networks in growing industrial markets, such as Process, Power Transmission, and Mass Transit.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, the Company’s internal control over financial reporting was effective.
Our internal controls over financial reporting as of December 31, 2020 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Changes to Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control over Financial Reporting

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Belden Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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
February 16, 2021

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is incorporated herein by reference to “Item I-Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance-Audit Committee,” “Ownership Information-Delinquent Section 16(a) Reports,” “Corporate Governance-Corporate Governance Documents” and “Other Matters-Stockholder Proposals for the 2022 Annual Meeting,” as described in the Proxy Statement.

Item 11. Executive Compensation
Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance-Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2020” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2020 and 2019” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Report:

1.Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019
    Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2020
    Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2020
    Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2020
    Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2020
    Notes to Consolidated Financial Statements

2.Financial Statement Schedule
    Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	ASU 2016-13 Adoption Adjustment	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
				(In thousands)
Accounts Receivable —
Allowance for Doubtful Accounts:
2020	$2,569	$1,011	$2,282	$—	$(114)	$(637)	$39	$5,150
2019	3,137	—	159	368	(969)	(86)	(40)	2,569
2018	3,709	—	353	—	(567)	(176)	(182)	3,137
Inventories —
Excess and Obsolete Allowances:
2020	$21,245	$—	$15,915	$—	$(4,540)	$(597)	$246	$32,269
2019	17,364	—	6,403	452	(2,333)	(606)	(35)	21,245
2018	19,887	—	2,801	—	(2,464)	(2,675)	(185)	17,364
Deferred Income Tax Asset —
Valuation Allowance:
2020	$48,251	$—	$3,142	$33,003	$(303)	$(114)	$329	$84,308
2019	37,235	—	12,356	330	—	(1,629)	(41)	48,251
2018	47,636	—	13,459	(2)	(22,577)	(928)	(353)	37,235
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.    Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Amended and Restated Bylaws	May 31, 2016 Form 8-K, Exhibit 3.1

4.1	Indenture relating to 4.125% Senior Subordinated Notes due 2026	October 11, 2016 Form 8-K, Exhibit 4.1

4.2	First Supplemental Indenture relating to 4.125% Senior Subordinated Notes due 2026	June 26, 2017 Form 8-K, Exhibit 4.22

4.3	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1

4.4	Indenture relating to 2.875% Senior Subordinated Notes due 2025	September 22, 2017 Form 8-K, Exhibit 4.1

4.5	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1

4.6	Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	August 3, 2020 Form 10-Q, Exhibit 4.1

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	August 3, 2016 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	August 3, 2016 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	Filed herewith

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Supplemental Excess Defined Benefit Plan	Filed herewith

10.10*	Belden Supplemental Excess Defined Contribution Plan	Filed herewith

10.11*	Executive Employment Agreement with John Stroup	May 22, 2020 Form 8-K, Exhibit 10.1

10.12*	Executive Severance Plan	July 31, 2020 Form 8-K, Exhibit 10.1

10.13*	Form of Business Protection Agreement with each of Brian Anderson, Ashish Chand, Henk Derksen, Dean McKenna, Anshuman Mehrotra, Roel Vestjens and Doug Zink	July 31, 2020 Form 8-K, Exhibit 10.3

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.14*	Form of Indemnification Agreement with each of the Directors and Brian Anderson, Ashish Chand, Henk Derksen, Dean McKenna, Anshuman Mehrotra, John Stroup, Roel Vestjens and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

10.15	Amended and Restated Credit Agreement	May 22, 2017, Form 8-K, Exhibit 10.1

14.1	Code of Ethics	August 25, 2020 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Independent Registered Accounting Firm	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Cash Flow Statements, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

*	Management contract or compensatory plan
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

BELDEN INC.

	By	/s/ ROEL VESTJENS
Roel Vestjens
Date: February 16, 2021		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROEL VESTJENS	President and Chief Executive Officer	February 16, 2021
Roel Vestjens

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 16, 2021
Henk Derksen

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 16, 2021
Douglas R. Zink

/s/ JOHN S. STROUP*	Executive Chairman	February 16, 2021
John S. Stroup

/s/ DAVID ALDRICH*	Lead Independent Director	February 16, 2021
David Aldrich

/s/ LANCE C. BALK*	Director	February 16, 2021
Lance C. Balk

/s/ DIANE D. BRINK*	Director	February 16, 2021
Diane D. Brink

/s/ JUDY L. BROWN*	Director	February 16, 2021
Judy L. Brown

/s/ NANCY CALDERON*	Director	February 16, 2021
Nancy Calderon

/s/ BRYAN C. CRESSEY*	Director	February 16, 2021
Bryan C. Cressey

/s/ JONATHAN KLEIN*	Director	February 16, 2021
Jonathan Klein

/s/ GEORGE MINNICH*	Director	February 16, 2021
George Minnich

/s/ ROEL VESTJENS
*By Roel Vestjens, Attorney-in-fact