Form 10-Q
period 2021-04-04
BELDEN INC.
filed 2021-05-10
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
Commission File No. 001-12561
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
As of May 5, 2021, the Registrant had 44,738,828 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$370,552	$501,994
Receivables, net	342,416	296,817
Inventories, net	275,405	247,298
Other current assets	59,741	52,289
Current assets held for sale	16,279	—
Total current assets	1,064,393	1,098,398
Property, plant and equipment, less accumulated depreciation	356,780	368,620
Operating lease right-of-use assets	54,660	54,787
Goodwill	1,284,913	1,251,938
Intangible assets, less accumulated amortization	309,618	287,071
Deferred income taxes	29,114	29,536
Other long-lived assets	48,190	49,384
	$3,147,668	$3,139,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,426	$244,120
Accrued liabilities	252,025	276,641
Current liabilities held for sale	5,555	—
Total current liabilities	508,006	520,761
Long-term debt	1,509,708	1,573,726
Postretirement benefits	154,171	160,400
Deferred income taxes	43,101	38,400
Long-term operating lease liabilities	45,642	46,398
Other long-term liabilities	41,580	42,998
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	827,271	823,605
Retained earnings	477,279	450,876
Accumulated other comprehensive loss	(138,126)	(191,851)
Treasury stock	(327,835)	(332,552)
Total Belden stockholders’ equity	839,092	750,581
Noncontrolling interests	6,368	6,470
Total stockholders’ equity	845,460	757,051
	$3,147,668	$3,139,734
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands, except per share data)
Revenues	$536,381	$463,526
Cost of sales	(345,037)	(293,025)
Gross profit	191,344	170,501
Selling, general and administrative expenses	(98,449)	(98,389)
Research and development expenses	(31,500)	(26,219)
Amortization of intangibles	(9,947)	(16,185)
Operating income	51,448	29,708
Interest expense, net	(15,511)	(13,324)
Non-operating pension benefit	684	699
Income from continuing operations before taxes	36,621	17,083
Income tax expense	(7,880)	(2,192)
Income from continuing operations	28,741	14,891
Loss from discontinued operations, net of tax	—	(26,110)
Net income (loss)	28,741	(11,219)
Less: Net income (loss) attributable to noncontrolling interest	75	(30)
Net income (loss) attributable to Belden stockholders	$28,666	$(11,189)

Weighted average number of common shares and equivalents:
Basic	44,679	45,390
Diluted	45,045	45,538

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.64	$0.33
Discontinued operations	—	(0.58)
Net income (loss)	$0.64	$(0.25)

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.64	$0.33
Discontinued operations	—	(0.58)
Net income (loss)	$0.64	$(0.25)

Comprehensive income attributable to Belden	$82,391	$11,134

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$28,741	$(11,219)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	22,196	26,798
Share-based compensation	7,285	3,708
Asset impairment	6,995	23,197
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(50,208)	43,627
Inventories	(19,313)	(29,054)
Accounts payable	3,269	(50,827)
Accrued liabilities	(30,765)	(38,425)
Income taxes	1,416	(16,500)
Other assets	(4,226)	6,144
Other liabilities	(6,885)	(9,501)
Net cash used for operating activities	(41,495)	(52,052)
Cash flows from investing activities:
Cash from (used for) business acquisitions, net of cash acquired	(72,232)	590
Capital expenditures	(11,223)	(20,935)
Proceeds from disposal of tangible assets	12	2,090
Proceeds from disposal of business, net of cash sold	1,106	—
Net cash used for investing activities	(82,337)	(18,255)
Cash flows from financing activities:
Cash dividends paid	(2,246)	(2,296)
Payments under borrowing arrangements	(1,841)	—
Withholding tax payments for share-based payment awards	(905)	(1,003)
Other	(43)	(58)
Payments under share repurchase program	—	(21,239)
Payment of earnout consideration	—	(29,300)
Net cash used for financing activities	(5,035)	(53,896)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,277)	(7,947)
Decrease in cash and cash equivalents	(131,144)	(132,150)
Cash and cash equivalents, beginning of period	501,994	425,885
Cash and cash equivalents, end of period	$370,850	$293,735
The Condensed Consolidated Cash Flow Statement for the period ended March 29, 2020 includes the results of discontinued operations, which were sold on July 2, 2020.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total

Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	28,666	—	—	—	75	28,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	53,725	(197)	53,528
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	20	20
Retirement Savings Plan stock contributions	—	—	(493)	—	45	2,496	—	—	2,003
Exercise of stock options, net of tax withholding forfeitures	—	—	(723)	—	9	541	—	—	(182)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,403)	—	27	1,680	—	—	(723)
Share-based compensation	—	—	7,285	—	—	—	—	—	7,285
Common stock dividends ($0.05 per share)	—	—	—	(2,263)	—	—	—	—	(2,263)
Balance at April 4, 2021	50,335	$503	$827,271	$477,279	(5,611)	$(327,835)	$(138,126)	$6,368	$845,460

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2019	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	(2,916)	—	—	—	—	(2,916)
Net loss	—	—	—	(11,189)	—	—	—	(30)	(11,219)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,323	(150)	22,173
Exercise of stock options, net of tax withholding forfeitures	—	—	(542)	—	7	370	—	—	(172)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,631)	—	29	1,800	—	—	(831)
Share repurchase program	—	—	—	—	(592)	(21,239)	—	—	(21,239)
Share-based compensation	—	—	3,708	—	—	—	—	—	3,708
Common stock dividends ($0.05 per share)	—	—	—	(2,288)	—	—	—	—	(2,288)
Balance at March 29, 2020	50,335	$503	$812,490	$501,611	(5,433)	$(326,266)	$(41,095)	$5,792	$953,035

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
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2020:
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2020 Annual Report on Form 10-K.
Business Description
We are a global supplier of specialty networking solutions built around two global business platforms - Enterprise Solutions and Industrial Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 4, 2021, the 94th day of our fiscal year 2021. Our fiscal second and third quarters each have 91 days. The three months ended April 4, 2021 and March 29, 2020 included 94 and 89 days, respectively.
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
As of and during the three months ended April 4, 2021 and March 29, 2020, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended April 4, 2021 and March 29, 2020.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of April 4, 2021, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of April 4, 2021, we were party to bank guaranties, standby letters of credit, and surety bonds totaling $7.1 million, $6.0 million, and $3.3 million, respectively.
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
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our Condensed Consolidated financial statements as of or for the periods ended April 4, 2021 and March 29, 2020.
Furthermore, certain subsidiaries of our Opterna and OTN Systems N.V. (OTN) businesses, which we acquired in April of 2019 and January 2021, respectively, include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the respective acquisition dates. The results that are attributable to the noncontrolling interest holders are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. The subsidiaries of Opterna and OTN that include noncontrolling interests are not material to our Condensed Consolidated financial statements as of or for the periods ended April 4, 2021 and March 29, 2020.
Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.

The following tables present our revenues disaggregated by major product category.

	Broadband & 5G	Cyber-security	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended April 4, 2021	(In thousands)
Enterprise Solutions	$105,091	$—	$—	$121,264	$226,355
Industrial Solutions	—	27,705	282,321	—	310,026
Total	$105,091	$27,705	$282,321	$121,264	$536,381

Three Months Ended March 29, 2020
Enterprise Solutions	$96,103	$—	$—	$116,110	$212,213
Industrial Solutions	—	25,719	225,594	—	251,313
Total	$96,103	$25,719	$225,594	$116,110	$463,526

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended April 4, 2021	(In thousands)
Enterprise Solutions	$162,676	$37,936	$25,743	$226,355
Industrial Solutions	185,148	81,280	43,598	310,026
Total	$347,824	$119,216	$69,341	$536,381

Three Months Ended March 29, 2020
Enterprise Solutions	$155,429	$35,862	$20,922	$212,213
Industrial Solutions	156,400	65,966	28,947	251,313
Total	$311,829	$101,828	$49,869	$463,526
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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three months ended April 4, 2021 nor March 29, 2020.
The following table presents estimated and accrued variable consideration:

	April 4, 2021	March 29, 2020

	(in thousands)
Accrued rebates	$23,415	$17,672
Accrued returns	13,155	10,491
Price adjustments recognized against gross accounts receivable	30,207	26,837

Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of April 4, 2021, total deferred revenue was $83.8 million, and of this amount, $58.0 million is expected to be recognized within the next twelve months, and the remaining $25.8 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity:

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Beginning balance	$77,648	$70,070
New deferrals	24,505	23,830
Acquisition of OTN	5,997	—
Revenue recognized	(24,387)	(24,415)
Ending balance	$83,763	$69,485
Service-type warranties represent $10.9 million of the deferred revenue balance at April 4, 2021, and of this amount $3.9 million is expected to be recognized in the next twelve months, and the remaining $7.0 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $6.1 million as of April 4, 2021 and $3.0 million as of March 29, 2020. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended
	April 4, 2021	March 29, 2020

	(In thousands)
Sales commissions	$3,877	$4,175
Note 3:  Acquisitions
OTN Systems N.V.
We acquired 100% of the shares of OTN on January 29, 2021 for a preliminary purchase price, net of cash acquired, of $73.3 million. OTN, based in Olen, Belgium, is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. The acquisition of OTN supports one of our key strategic priorities related to the growing demand for industrial automation by adding proprietary technology and mission-critical hardware and software products for more complete end-to-end solutions. The results of OTN have been included in our Condensed Consolidated Financial Statements from January 29, 2021, and are reported within the Industrial Solutions segment. Belden assumed $1.8 million of OTN's debt as part of the transaction, which was subsequently paid on the acquisition date. A subsidiary of OTN includes a noncontrolling interest. Because OTN has a controlling financial interest in the subsidiary, it is consolidated into our financial statements. The results that are attributable to the noncontrolling interest holder are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

The following table summarizes the estimated, preliminary fair values of the assets acquired and the liabilities assumed as of January 29, 2021 (in thousands):

Receivables	$7,617
Inventories	12,805
Other current assets	5,240
Property, plant and equipment	602
Intangible assets	33,500
Goodwill	39,337
Operating lease right-of-use assets	2,250
Other long-lived assets	706
Total assets acquired	$102,057

Accounts payable	$5,931
Accrued liabilities	9,991
Long-term debt	1,841
Post retirement benefits	2,917
Deferred income taxes	5,372
Long-term operating lease liabilities	1,870
Other long-term liabilities	771
Total liabilities assumed	$28,693

Net assets	$73,364
Noncontrolling interests	20

Net assets attributable to Belden	$73,344
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
The preliminary fair value of acquired receivables is $7.6 million, which is equivalent to its gross contractual amount.
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
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of industrial automation product offerings in complete end-to-end solutions. Our tax basis in the acquired goodwill is zero.

The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$20,000	5.0
Customer relationships	7,500	12.0
Sales backlog	3,500	0.9
Trademarks	1,500	2.0
Non-compete agreements	1,000	2.0
Total intangible assets subject to amortization	$33,500

Intangible assets not subject to amortization:
Goodwill	$39,337	n/a
Total intangible assets not subject to amortization	$39,337

Total intangible assets	$72,837
Weighted average amortization period		5.9
The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technology intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period and pattern of consumption of the intangible asset. The useful life for the customer relationship intangible asset was based on our forecasts of estimated sales from recurring customers. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship and control of the items transfers. The useful life for the trademarks was based on the period of time we expect to continue to go to market using the trademarks. The useful life of the non-compete agreements was based on the term of the agreements.

Our consolidated revenues and income before taxes for the three months ended April 4, 2021 included $4.1 million and ($3.4 million), respectively, from OTN. For the three months ended April 4, 2021, income before taxes included $0.3 million of severance and other restructuring costs, $1.6 million of amortization of intangible assets, and $0.8 million of cost of sales related to the adjustment of acquired inventory to fair value.

The following table illustrates the unaudited pro forma effect on operating results as if the OTN acquisition had been completed as of January 1, 2020.

	Three Months Ended	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands, except per share data)
	(Unaudited)
Revenues	$536,780	$468,700
Net income from continuing operations attributable to Belden common stockholders	28,216	9,697
Diluted income from continuing operations per share attributable to Belden common stockholders	$0.63	$0.21
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

Opterna International Corp.
Our acquisition of Opterna International Corp. (Opterna) in 2019 included potential earn-out consideration. As of the acquisition date, we estimated the fair value of the earn-out to be $5.8 million. As of April 4, 2021, the financial targets tied to the earn-out were not expected to be achieved. We reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses in the three months ended April 4, 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment.
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
During the first quarter of 2021, we committed to a plan to sell an oil and gas cable business and determined that we met all of the criteria to classify the assets and liabilities of this business as held for sale. The business is part of the Industrial Solutions segment. The carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge in Selling, General and Administrative Expenses equal to this amount in the first quarter of 2021. The impairment charge is excluded from Segment EBITDA of our Industrial Solutions segment. The following table provides the major classes of assets and liabilities classified as held for sale. In addition, the disposal group had $0.9 million of accumulated other comprehensive income at April 4, 2021.

Cash	$298
Receivables	7,660
Inventories	2,033
Other current assets	3,189
Property, plant and equipment	2,487
Other long-lived assets	612
Total assets held for sale	$16,279

Accounts payable	$659
Accrued liabilities	4,896
Total liabilities held for sale	$5,555

Net assets	$10,724

Note 5:  Discontinued Operations
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represented a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, was reported within discontinued operations. The Grass Valley disposal group excluded certain Grass Valley pension liabilities that we retained. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria during the fourth quarter of 2019.

We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 for gross cash consideration of $120.0 million, or approximately $56.2 million net of cash delivered with the business. The sale also included deferred consideration consisting of a $175.0 million seller’s note that is expected to mature in 2025, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. The seller’s note accrues PIK interest at an annual rate of 8.5%. During the three months ended April 4, 2021, the seller's note accrued interest of $3.7 million, which we reserved for based on our expected loss allowance methodology. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note is $34.9 million, which we recorded in Other Long-Lived Assets. We accounted for the earnout under a loss recovery approach and did not record an asset as of the disposal date. Any subsequent recognition of an earnout will be based on the gain contingency guidance.

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

The following table summarizes the operating results of the disposal group for the three months ended March 29, 2020 (in thousands):

Revenues	$51,049
Cost of sales	(35,202)
Gross profit	15,847
Selling, general and administrative expenses	(17,519)
Research and development expenses	(8,499)
Asset impairment of discontinued operations	(23,197)
Interest expense, net	(206)
Non-operating pension cost	(85)
Loss before taxes	$(33,659)

We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $23.2 million in the three months ended March 29, 2020. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.
The Grass Valley disposal group had capital expenditures of approximately $7.9 million and incurred stock-based compensation income of $0.9 million during the three months ended March 29, 2020. The disposal group did not have any significant non-cash charges for investing activities during the three months ended March 29, 2020.
Note 6:  Reportable Segments
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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended April 4, 2021
Segment revenues	$226,355	$310,026	$536,381
Affiliate revenues	331	23	354
Segment EBITDA	28,106	51,363	79,469
Depreciation expense	5,350	6,210	11,560
Amortization of intangibles	4,336	5,611	9,947
Amortization of software development intangible assets	32	657	689
Severance, restructuring, and acquisition integration costs	1,915	3,256	5,171
Adjustments related to acquisitions and divestitures	(6,286)	6,907	621
Segment assets	476,742	582,585	1,059,327

As of and for the three months ended March 29, 2020
Segment revenues	$212,213	$251,313	$463,526
Affiliate revenues	224	6	230
Segment EBITDA	24,712	35,527	60,239
Depreciation expense	5,081	5,201	10,282
Amortization of intangibles	5,504	10,681	16,185
Amortization of software development intangible assets	55	275	330
Severance, restructuring, and acquisition integration costs	2,550	1,069	3,619
Adjustments related to acquisitions and divestitures	20	—	20
Segment assets	503,658	468,600	972,258
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Total Segment and Consolidated Revenues	$536,381	$463,526

Total Segment EBITDA	$79,469	$60,239
Amortization of intangibles	(9,947)	(16,185)
Depreciation expense	(11,560)	(10,282)
Severance, restructuring, and acquisition integration costs (1)	(5,171)	(3,619)
Amortization of software development intangible assets	(689)	(330)
Adjustments related to acquisitions and divestitures (2)	(621)	(20)
Eliminations	(33)	(95)
Consolidated operating income	51,448	29,708
Interest expense, net	(15,511)	(13,324)
Total non-operating pension benefit	684	699
Consolidated income from continuing operations before taxes	$36,621	$17,083

(1) See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three months ended April 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized a $3.6 million impairment on assets held and used, recognized a $3.4 million impairment on assets held for sale, collected $1.4 million of receivables associated with the sale of Grass Valley that were previously written off, and recognized cost of sales of $0.8 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN acquisition. During the three months ended March 29, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.

Note 7: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Numerator:
Income from continuing operations	$28,741	$14,891
Less: Net income (loss) attributable to noncontrolling interest	75	(30)
Income from continuing operations attributable to Belden stockholders	28,666	14,921
Add: Loss from discontinued operations, net of tax	—	(26,110)
Net income (loss) attributable to Belden stockholders	$28,666	$(11,189)

Denominator:
Weighted average shares outstanding, basic	44,679	45,390
Effect of dilutive common stock equivalents	366	148
Weighted average shares outstanding, diluted	45,045	45,538
For the three months ended April 4, 2021 and March 29, 2020, diluted weighted average shares outstanding exclude outstanding equity awards of 1.3 million and 1.4 million, respectively, which are anti-dilutive. In addition, for the three months ended April 4, 2021 and March 29, 2020, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million and 0.3 million, respectively, because the related performance conditions have not been satisfied.
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
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other historical, current and future information that is reasonably available. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three months ended April 4, 2021 and March 29, 2020, respectively:

	Three Months ended
	April 4, 2021	March 29, 2020

	(In thousands)
Beginning balance	$5,150	$2,569
Adoption adjustment	—	1,011
Current period provision	82	(172)
Write-offs	(57)	—
Recoveries collected	(23)	(9)
Fx impact	(17)	(213)
Ending balance	$5,135	$3,186
Note 9:  Inventories
The following table presents the major classes of inventories as of April 4, 2021 and December 31, 2020, respectively:

	April 4, 2021	December 31, 2020

	(In thousands)
Raw materials	$122,210	$106,514
Work-in-process	38,204	32,011
Finished goods	149,860	141,042
Gross inventories	310,274	279,567
Excess and obsolete reserves	(34,869)	(32,269)
Net inventories	$275,405	$247,298

Note 10:  Leases

We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 15 years; some of which include extension and termination options for an additional 15 years or within 1 year, respectively. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain any material residual value guarantees or material variable lease payments.

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three months ended April 4, 2021 and March 29, 2020, the rent expense for short-term leases was not material.

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

We are party to a lease guarantee, whereby Belden has covenanted the lease payments for one of Snell Advanced Media's (SAM) property leases through its 2035 expiration date. The lease guarantee was executed in 2018 following the acquisition of SAM, which we subsequently sold on July 2, 2020 as part of the Grass Valley disposal group (see Note 5). This lease guarantee was retained by Belden and not transferred to Black Dragon Capital as part of the sale of Grass Valley. Belden would be required to make lease payments only if the primary obligor, Black Dragon Capital, fails to make the payments. As of April 4, 2021, the SAM lease has approximately $21.5 million of lease payments remaining, but we do not believe that it is probable that we have incurred a liability from the guarantee.

The components of lease expense were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Operating lease cost	$3,848	$3,597

Finance lease cost
Amortization of right-of-use asset	$33	$33
Interest on lease liabilities	3	5
Total finance lease cost	$36	$38

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,135	$3,791
Operating cash flows from finance leases	3	5
Financing cash flows from finance leases	43	46

Supplemental balance sheet information related to leases was as follows:

	April 4, 2021	December 31, 2020

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$54,660	$54,787

Accrued liabilities	$15,300	$14,742
Long-term operating lease liabilities	45,642	46,398
Total operating lease liabilities	$60,942	$61,140

Finance leases:
Other long-lived assets, at cost	$729	$764
Accumulated depreciation	(481)	(483)
Other long-lived assets, net	$248	$281

Weighted Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	3 years	3 years

Weighted Average Discount Rate
Operating leases	6.5%	6.6%
Finance leases	4.7%	4.9%

The following table summarizes maturities of lease liabilities as of April 4, 2021 and December 31, 2020, respectively:

	April 4, 2021	December 31, 2020

	(In thousands)
2021	$15,011	$19,250
2022	17,317	16,305
2023	13,299	12,552
2024	10,240	9,516
2025	9,158	8,718
Thereafter	9,062	8,901
Total	$74,087	$75,242

Note 11:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $11.6 million and $10.3 million in the three months ended April 4, 2021 and March 29, 2020, respectively. We recognized amortization expense related to our intangible assets of $10.6 million and $16.5 million in the three months ended April 4, 2021 and March 29, 2020, respectively.
Interim Impairment Test
During the first quarter of 2021, we committed to a plan to sell an oil and gas cable business, and recognized an impairment charge of $3.4 million. See Note 4.
During the first quarter of 2021, we also performed a recoverability test on certain held and used long-lived assets in our Industrial Solutions segment due to the presence of impairment indicators stemming from the increased probability of selling the assets. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge in Selling, General and Administrative Expenses to write them down to fair value. This impairment charge is excluded from Segment EBITDA of our Industrial Solutions segment.
Note 12:  Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $2.3 million of severance and other restructuring costs for this program during the three months ended April 4, 2021 and an immaterial amount during the three months ended March 29, 2020. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is expected to deliver an estimated $60 million reduction in selling, general, and administrative expenses on an annual basis. We expect to incur incremental costs of approximately $6 million for this program in 2021.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN, SPC, and Opterna with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $1.8 million and $2.2 million of severance and other restructuring costs for this program during the three months ended April 4, 2021 and March 29, 2020, respectively. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $2.4 million for this program in 2021.

The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities during the three months ended April 4, 2021 and March 29, 2020:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended April 4, 2021	(In thousands)
Enterprise Solutions	$1,044	$871	$1,915
Industrial Solutions	1,367	1,889	3,256
Total	$2,411	$2,760	$5,171

Three Months Ended March 29, 2020
Enterprise Solutions	$(632)	$3,182	$2,550
Industrial Solutions	(955)	2,024	1,069
Total	$(1,587)	$5,206	$3,619
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
The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In Thousands)
Cost of sales	$260	$45
Selling, general and administrative expenses	4,911	3,574
Total	$5,171	$3,619
Accrued Severance

The table below sets forth severance activity that occurred for the Cost Reduction Program as well as the Acquisition Integration Program described above. The balances below are included in accrued liabilities.

	Three Months ended
	April 4, 2021	March 29, 2020

	(In thousands)
Beginning balance	$7,085	$19,575
New charges	2,060	2,529
Cash payments	(1,798)	(4,483)
Foreign currency translation	49	(89)
Other adjustments	—	(4,147)
Ending balance	$7,396	$13,385
The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken.

Note 13:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	April 4, 2021	December 31, 2020

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	410,865	428,295
3.375% Senior subordinated notes due 2027	528,255	550,665
4.125% Senior subordinated notes due 2026	234,780	244,740
2.875% Senior subordinated notes due 2025	352,170	367,110
Total senior subordinated notes	1,526,070	1,590,810
Less unamortized debt issuance costs	(16,362)	(17,084)
Long-term debt	$1,509,708	$1,573,726
Revolving Credit Agreement due 2022
Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. As of April 4, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $269.2 million.
Senior Subordinated Notes
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of April 4, 2021 is $410.9 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of April 4, 2021 is $528.3 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of April 4, 2021 is $234.8 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of April 4, 2021 is $352.2 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.

Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of April 4, 2021 was approximately $1,558.5 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,526.1 million as of April 4, 2021.
Note 14:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of April 4, 2021, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three months ended April 4, 2021 and March 29, 2020, the transaction gain associated with the net investment hedge reported in other comprehensive income was $38.5 million and $54.7 million, respectively. During the three months ended March 29, 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.

Note 15:  Income Taxes
For the three months ended April 4, 2021, we recognized income tax expense of $7.9 million, representing an effective tax rate of 21.5%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. For the three months ended March 29, 2020, we recognized income tax expense of $2.2 million, representing an effective tax rate of 12.8%. The effective tax rate was impacted by a $1.1 million income tax benefit for certain foreign tax credits in the three months ended March 29, 2020.
Note 16:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020

	(In thousands)
Service cost	$886	$932	$9	$8
Interest cost	1,806	2,337	177	202
Expected return on plan assets	(3,668)	(3,940)	—	—
Amortization of prior service cost	28	44	—	—
Actuarial losses (gains)	979	677	(6)	(19)
Net periodic benefit cost	$31	$50	$180	$191

Note 17:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Net income (loss)	$28,741	$(11,219)
Foreign currency translation adjustments, net of $0.0 million and $1.0 million tax, respectively	52,764	21,790
Adjustments to pension and postretirement liability, net of $0.2 million and $0.1 million tax, respectively	764	383
Total comprehensive income	82,269	10,954
Less: Comprehensive loss attributable to noncontrolling interests	(122)	(180)
Comprehensive income attributable to Belden	$82,391	$11,134
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2020	$(131,181)	$(60,670)	$(191,851)
Other comprehensive loss attributable to Belden before reclassifications	52,961	—	52,961
Amounts reclassified from accumulated other comprehensive income (loss)	—	764	764
Net current period other comprehensive gain (loss) attributable to Belden	52,961	764	53,725
Balance at April 4, 2021	$(78,220)	$(59,906)	$(138,126)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended April 4, 2021:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$973	(1)
Prior service cost	28	(1)
Total before tax	1,001
Tax benefit	(237)
Total net of tax	$764
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16).
Note 18: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended April 4, 2021, we did not repurchase any stock. During the three months ended March 29, 2020, we repurchased 0.6 million shares of our common stock under the share repurchase program for an aggregate cost of $21.2 million at an average price per share of $35.85.

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
Trends and Events
The following trends and events during 2021 have had varying effects on our financial condition, results of operations, and cash flows.

Global Pandemic
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic. Since the beginning of the pandemic, our foremost focus has been on the health and safety of our employees and customers. In response to the outbreak, to protect the health and safety of our employees, we modified practices at our manufacturing locations and offices to adhere to guidance from the WHO, the U.S. Centers for Disease Control and Prevention and other local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization. As vaccinations become more prevalent and more employees return to our offices, many of these safeguards will continue.

Our suppliers, distributors, and other partners have similarly had their operations disrupted, and in regions of the world where infection rates have remained high, human suffering and market disruptions continue. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local or foreign governmental authorities, or that we determine are in the best interests of our employees and customers.
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 49% of our consolidated revenues during the quarter ended April 4, 2021 were to customers outside of the U.S.
In addition to the translation impact described above, currency rate fluctuations have an economic impact on our financial results. As the U.S. dollar strengthens or weakens against foreign currencies, it results in a relative price increase or decrease for certain of our products that are priced in U.S. dollars in a foreign location.

Commodity prices
Our operating results can be affected by changes in prices of commodities, primarily copper and compounds, which are components in some of the products we sell. Generally, as the costs of inventory purchases increase due to higher commodity prices, we raise selling prices to customers to cover the increase in costs, resulting in higher sales revenue but a lower gross profit percentage. Conversely, a decrease in commodity prices would result in lower sales revenue but a higher gross profit percentage. Selling prices of our products are affected by many factors, including end market demand, capacity utilization, overall economic conditions, and commodity prices. During periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs, our earnings could decline. We are mindful of ongoing inflationary pressures and as a result, proactively implement selling price increases and cost control measures. Importantly, however, there is no exact measure of the effect of changing commodity prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices or other commodity prices are estimates.
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
OTN acquisition
We acquired 100% of the shares of OTN on January 29, 2021 for a purchase price, net of cash acquired, of $73.3 million. OTN, based in Olen, Belgium, is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. The acquisition of OTN supports one of our key strategic priorities related to the growing demand for industrial automation by adding proprietary technology and mission-critical hardware and software products for more complete end-to-end solutions. The results of OTN have been included in our Condensed Consolidated Financial Statements from January 29, 2021, and are reported within the Industrial Solutions segment. See Note 3.
Long-lived asset impairment
During the first quarter of 2021, we committed to a plan to sell an oil and gas cable business and determined that we met all of the criteria to classify the assets and liabilities of this business as held for sale. The business is part of the Industrial Solutions segment. The carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge in Selling, General and Administrative Expenses equal to this amount in the first quarter of 2021. The impairment charge is excluded from Segment EBITDA of our Industrial Solutions segment. See Note 4.
During the first quarter of 2021, we also performed a recoverability test on certain held and used long-lived assets in our Industrial Solutions segment due to the presence of impairment indicators stemming from the increased probability of selling the assets. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge in Selling, General and Administrative Expenses to write them down to fair value. This impairment charge is excluded from Segment EBITDA of our Industrial Solutions segment. See Note 11.

Opterna earn-out
Our acquisition of Opterna International Corp. (Opterna) in 2019 included potential earn-out consideration. As of the acquisition date, we estimated the fair value of the earn-out to be $5.8 million. As of April 4, 2021, the financial targets tied to the earn-out were not expected to be achieved. We reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses in the three months ended April 4, 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment.
Cost Reduction Program
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $2.3 million of severance and other restructuring costs for this program during the three months ended April 4, 2021. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis. We expect to incur incremental costs of approximately $6 million for this program. See Note 12.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN, SPC, and Opterna with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $1.8 million of severance and other restructuring costs for this program during the three months ended April 4, 2021. We expect to incur incremental costs of approximately $2.4 million for this program in 2021. See Note 12.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended April 4, 2021:
•We did not change any of our existing critical accounting policies from those listed in our 2020 Annual Report on Form 10-K;
•No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended
	April 4, 2021	March 29, 2020	% Change

	(In thousands, except percentages)
Revenues	$536,381	$463,526	15.7%
Gross profit	191,344	170,501	12.2%
Selling, general and administrative expenses	(98,449)	(98,389)	0.1%
Research and development expenses	(31,500)	(26,219)	20.1%
Amortization of intangibles	(9,947)	(16,185)	(38.5)%
Operating income	51,448	29,708	73.2%
Interest expense, net	(15,511)	(13,324)	16.4%
Non-operating pension benefit	684	699	(2.1)%
Income from continuing operations before taxes	36,621	17,083	114.4%

Revenues increased $72.9 million in the three months ended April 4, 2021 from the comparable period of 2020 due to the following factors:
•Higher sales volume primarily from industrial automation and broadband and 5G products resulted in a $35.9 million increase in revenues.
•Copper prices had a $23.8 million favorable impact on revenues.
•Currency translation had a $9.1 million favorable impact on revenues.
•Acquisitions contributed an estimated $4.1 million in revenues.

Gross profit increased $20.8 million in the three months ended April 4, 2021 from the comparable period of 2020 due to the increases in revenues discussed above.

Selling, general and administrative expenses increased $0.1 million in the three months ended April 4, 2021 from the comparable period of 2020. The impact of currency translation; acquisitions; and increases in severance, restructuring and acquisition integration costs offset the benefits realized from our Cost Reduction Program.
Research and development expenses increased $5.3 million in the three months ended April 4, 2021 from the comparable period of 2020 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.
Amortization of intangibles decreased $6.2 million in the three months ended April 4, 2021 from the comparable period of 2020 primarily due to certain intangible assets becoming fully amortized.
Operating income increased $21.7 million in the three months ended April 4, 2021 from the comparable period of 2020 primarily as a result of the increase in gross profit discussed above.
Net interest expense increased $2.2 million in the three months ended April 4, 2021 from the comparable period of 2020 primarily due to currency translation.
Income from continuing operations before taxes increased $19.5 million in the three months ended April 4, 2021 from the comparable period of 2020 primarily due to the increase in operating income discussed above.
Income Taxes

	Three Months Ended		%
	April 4, 2021	March 29, 2020	Change

	(In thousands, except percentages)
Income before taxes	$36,621	$17,083	114.4%
Income tax expense	7,880	2,192	259.5%
Effective tax rate	21.5%	12.8%
For the three months ended April 4, 2021, we recognized income tax expense of $7.9 million, representing an effective tax rate of 21.5%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. For the three months ended March 29, 2020, we recognized income tax expense of $2.2 million, representing an effective tax rate of 12.8%. The effective tax rate was impacted by a $1.1 million income tax benefit for certain foreign tax credits in the three months ended March 29, 2020.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		%
	April 4, 2021	March 29, 2020	Change

	(In thousands, except percentages)
Adjusted Revenues	$536,381	$463,526	15.7%
Adjusted EBITDA	80,120	60,843	31.7%
as a percent of adjusted revenues	14.9%	13.1%

Adjusted Revenues increased $72.9 million in the three months ended April 4, 2021 from the comparable period of 2020 due to the following factors:
•Higher sales volume primarily from industrial automation and broadband and 5G products resulted in a $35.9 million increase in revenues.
•Copper prices had a $23.8 million favorable impact on revenues.
•Currency translation had a $9.1 million favorable impact on revenues.
•Acquisitions contributed an estimated $4.1 million in revenues.

Adjusted EBITDA increased $19.3 million in the three months ended April 4, 2021 from the comparable period of 2020 primarily due to leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margin in the three months ended April 4, 2021 expanded to 14.9% from 13.1% in the comparable period of 2020.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands, except percentages)
GAAP and adjusted revenues	$536,381	$463,526

GAAP net income (loss)	$28,741	$(11,219)
Loss from discontinued operations, net of tax	—	26,110
Amortization of intangible assets	9,947	16,185
Interest expense, net	15,511	13,324
Depreciation expense	11,560	10,282
Severance, restructuring, and acquisition integration costs (1)	5,171	3,619
Income tax expense	7,880	2,192
Amortization of software development intangible assets	689	330
Adjustments related to acquisitions and divestitures (2)	621	20
Adjusted EBITDA	$80,120	$60,843

GAAP net income (loss) margin	5.4%	(2.4)%
Adjusted EBITDA margin	14.9%	13.1%

(1) See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three months ended April 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized a $3.6 million impairment on assets held and used, recognized a $3.4 million impairment on assets held for sale, collected $1.4 million of receivables associated with the sale of Grass Valley that were previously written off, and recognized cost of sales of $0.8 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN acquisition. During the three months ended March 29, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.
Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		%
	April 4, 2021	March 29, 2020	Change

	(In thousands, except percentages)
Segment Revenues	$226,355	$212,213	6.7%
Segment EBITDA	28,106	24,712	13.7%
as a percent of segment revenues	12.4%	11.6%
Enterprise Solutions revenues increased $14.1 million in the three months ended April 4, 2021 from the comparable period of 2020. The year-over-year increase in revenues was primarily due to higher copper prices, favorable currency translation, and increases in volume of $10.0 million, $2.5 million, and $1.6 million, respectively.
Enterprise Solutions EBITDA increased $3.4 million in the three months ended April 4, 2021 compared to the year ago period primarily as a result of the increase in revenues discussed above coupled with the benefits realized from our Cost Reduction Program.

Industrial Solutions

	Three Months Ended		%
	April 4, 2021	March 29, 2020	Change

	(In thousands, except percentages)
Segment Revenues	$310,026	$251,313	23.4%
Segment EBITDA	51,363	35,527	44.6%
as a percent of segment revenues	16.6%	14.1%
Industrial Solutions revenues increased $58.7 million in the three months ended April 4, 2021 from the comparable period of 2020. The increase in revenues in the three months ended April 4, 2021 was primarily due to increases in volume, higher copper prices, favorable currency translation, and acquisitions of $34.2 million, $13.8 million, $6.6 million, and $4.1 million, respectively.
Industrial Solutions EBITDA increased $15.8 million in the three months ended April 4, 2021 from the comparable period of 2020 primarily as a result of the increase in revenues discussed above coupled with the benefits realized from our Cost Reduction Program and partially offset by increased investments in R&D projects as we continue our commitment to growth initiatives.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results and cash flow activity of Grass Valley for the period ended March 29, 2020 consistent with the Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	April 4, 2021	March 29, 2020

	(In thousands)
Net cash used for:
Operating activities	$(41,495)	$(52,052)
Investing activities	(82,337)	(18,255)
Financing activities	(5,035)	(53,896)
Effects of currency exchange rate changes on cash and cash equivalents	(2,277)	(7,947)
Decrease in cash and cash equivalents	(131,144)	(132,150)
Cash and cash equivalents, beginning of period	501,994	425,885
Cash and cash equivalents, end of period	$370,850	$293,735

Operating cash flows were a use of cash of $41.5 million in the three months ended April 4, 2021. Operating cash flow improved $10.6 million compared to the prior year primarily due to the increase in net income and a favorable change in accounts payable partially offset by an unfavorable change in receivables. Accounts payable was a source of cash of $3.3 million compared to a use of cash of $50.8 million in the prior year and receivables were a use of cash of $50.2 million compared to a source of cash of $43.6 million in the prior year. Receivables increased during the three months ended April 4, 2021 primarily due to an increase in revenues.

Net cash used for investing activities totaled $82.3 million in the three months ended April 4, 2021, compared to $18.3 million in the prior year. Investing activities for the three months ended April 4, 2021 included capital expenditures of $11.2 million compared to $20.9 million in the comparable period of 2020. The three months ended April 4, 2021 also included payments of $72.2 million for the acquisition of OTN, partially offset by cash receipts of $1.1 million associated with the sale of Grass Valley. The three months ended March 29, 2020 also included $2.1 million of proceeds from the sale of tangible property and the receipt of $0.6 million related to a working capital adjustment for the acquisition of SPC.
Net cash used for financing activities totaled $5.0 million for the three months ended April 4, 2021, compared to $53.9 million in the prior year. Financing activities for the three months ended April 4, 2021 included cash dividend payments of $2.2 million, repayments of debt obligations of $1.8 million assumed as part of the OTN acquisition, and net payments related to share based compensation activities of $0.9 million. Financing activities for the three months ended March 29, 2020 included a payment of earn-out consideration of which $29.3 million is classified as a financing activity, payments under our share repurchase program of $21.2 million, cash dividend payments of $2.3 million, and net payments related to share based compensation activities of $1.0 million.
Our cash and cash equivalents balance was $370.9 million as of April 4, 2021. Of this amount, $157.4 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of April 4, 2021 consisted of $1,526.1 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of April 4, 2021.

	Principal Amount by Expected Maturity			Fair
	2021	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$410,865	$410,865	$425,726
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$528,255	$528,255	$536,686
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$234,780	$234,780	$241,319
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$352,170	$352,170	$354,780
Average interest rate		2.875%
Total			$1,526,070	$1,558,511

Item 7A of our 2020 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2020, and our debt is fixed at an average interest rate of 3.5% with no maturities until 2025 through 2028. We have no maintenance covenants on our outstanding debt. Our only covenant is an incurrence covenant, which limits our ability to take on additional debt if EBITDA drops below a certain threshold.
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 10-K filed on February 16, 2021. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.
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

BELDEN INC.

Date:	May 10, 2021	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	May 10, 2021	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 10, 2021	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer