Form 10-Q
period 2021-07-04
BELDEN INC.
filed 2021-08-09
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
Commission File No. 001-12561
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
As of August 4, 2021, the Registrant had 44,853,451 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$423,291	$501,994
Receivables, net	386,133	296,817
Inventories, net	304,821	247,298
Other current assets	50,725	52,289
Total current assets	1,164,970	1,098,398
Property, plant and equipment, less accumulated depreciation	360,338	368,620
Operating lease right-of-use assets	59,509	54,787
Goodwill	1,286,617	1,251,938
Intangible assets, less accumulated amortization	314,283	287,071
Deferred income taxes	30,144	29,536
Other long-lived assets	54,066	49,384
	$3,269,927	$3,139,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,428	$244,120
Accrued liabilities	283,109	276,641
Total current liabilities	582,537	520,761
Long-term debt	1,527,047	1,573,726
Postretirement benefits	152,080	160,400
Deferred income taxes	43,205	38,400
Long-term operating lease liabilities	49,805	46,398
Other long-term liabilities	41,155	42,998
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	827,139	823,605
Retained earnings	518,774	450,876
Accumulated other comprehensive loss	(159,391)	(191,851)
Treasury stock	(319,274)	(332,552)
Total Belden stockholders’ equity	867,751	750,581
Noncontrolling interests	6,347	6,470
Total stockholders’ equity	874,098	757,051
	$3,269,927	$3,139,734
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands, except per share data)
Revenues	$601,974	$424,811	$1,138,355	$888,337
Cost of sales	(390,439)	(274,871)	(735,476)	(567,896)
Gross profit	211,535	149,940	402,879	320,441
Selling, general and administrative expenses	(105,554)	(91,703)	(204,003)	(190,092)
Research and development expenses	(30,922)	(25,090)	(62,422)	(51,309)
Amortization of intangibles	(9,102)	(16,017)	(19,049)	(32,202)
Operating income	65,957	17,130	117,405	46,838
Interest expense, net	(14,878)	(14,257)	(30,389)	(27,581)
Non-operating pension benefit	1,445	700	2,129	1,399
Income from continuing operations before taxes	52,524	3,573	89,145	20,656
Income tax expense	(8,552)	(400)	(16,432)	(2,592)
Income from continuing operations	43,972	3,173	72,713	18,064
Loss from discontinued operations, net of tax	—	(71,054)	—	(97,164)
Net income (loss)	43,972	(67,881)	72,713	(79,100)
Less: Net income (loss) attributable to noncontrolling interest	208	24	283	(6)
Net income (loss) attributable to Belden stockholders	$43,764	$(67,905)	$72,430	$(79,094)

Weighted average number of common shares and equivalents:
Basic	44,759	44,557	44,717	44,969
Diluted	45,262	44,665	45,162	45,097

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.98	$0.07	$1.62	$0.40
Discontinued operations	—	(1.59)	—	(2.16)
Net income (loss)	$0.98	$(1.52)	$1.62	$(1.76)

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.97	$0.07	$1.60	$0.40
Discontinued operations	—	(1.59)	—	(2.16)
Net income (loss)	$0.97	$(1.52)	$1.60	$(1.76)

Comprehensive income (loss) attributable to Belden	$22,499	$(112,351)	$104,890	$(101,217)

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	72,713	$(79,100)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	43,272	53,533
Share-based compensation	13,513	8,798
Asset impairment	6,995	113,007
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(90,810)	52,602
Inventories	(50,111)	(9,769)
Accounts payable	50,158	(86,382)
Accrued liabilities	227	(13,697)
Income taxes	1,474	(46,274)
Other assets	(6,924)	13,971
Other liabilities	(13,853)	(18,819)
Net cash provided by (used for) operating activities	26,654	(12,130)
Cash flows from investing activities:
Cash from (used for) business acquisitions, net of cash acquired	(73,749)	590
Capital expenditures	(30,866)	(41,734)
Purchase of intangible assets	(3,650)	—
Proceeds from disposal of tangible assets	3,249	3,090
Proceeds from disposal of business, net of cash sold	10,798	—
Net cash used for investing activities	(94,218)	(38,054)
Cash flows from financing activities:
Cash dividends paid	(4,493)	(4,572)
Withholding tax payments for share-based payment awards	(2,009)	(1,058)
Payments under borrowing arrangements	(1,841)	(100,000)
Debt issuance costs paid	(1,728)	—
Other	(75)	(111)
Payments under share repurchase program	—	(35,000)
Payment of earnout consideration	—	(29,300)
Borrowings on revolver	—	190,000
Net cash provided by (used for) financing activities	(10,146)	19,959
Effect of foreign currency exchange rate changes on cash and cash equivalents	(993)	(2,620)
Decrease in cash and cash equivalents	(78,703)	(32,845)
Cash and cash equivalents, beginning of period	501,994	425,885
Cash and cash equivalents, end of period	$423,291	$393,040
The Condensed Consolidated Cash Flow Statement for the six months ended June 28, 2020 includes the results of discontinued operations, which were sold on July 2, 2020.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	28,666	—	—	—	75	28,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	53,725	(197)	53,528
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	20	20
Retirement Savings Plan stock contributions	—	—	(493)	—	45	2,496	—	—	2,003
Exercise of stock options, net of tax withholding forfeitures	—	—	(723)	—	9	541	—	—	(182)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,403)	—	27	1,680	—	—	(723)
Share-based compensation	—	—	7,285	—	—	—	—	—	7,285
Common stock dividends ($0.05per share)	—	—	—	(2,263)	—	—	—	—	(2,263)
Balance at April 4, 2021	50,335	$503	$827,271	$477,279	(5,611)	$(327,835)	$(138,126)	$6,368	$845,460

Net income	—	—	—	43,764	—	—	—	208	43,972
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21,265)	(229)	(21,494)
Retirement Savings Plan stock contributions	—	—	(418)	—	66	3,723	—	—	3,305
Exercise of stock options, net of tax withholding forfeitures	—	—	(147)	—	2	100	—	—	(47)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(5,795)	—	83	4,738	—	—	(1,057)
Share-based compensation	—	—	6,228	—	—	—	—	—	6,228
Common stock dividends ($0.05 per share)	—	—	—	(2,269)	—	—	—	—	(2,269)
Balance at July 4, 2021	50,335	$503	$827,139	$518,774	(5,460)	$(319,274)	$(159,391)	$6,347	$874,098

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2019	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	(2,916)	—	—	—	—	(2,916)
Net loss	—	—	—	(11,189)	—	—	—	(30)	(11,219)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,323	(150)	22,173
Exercise of stock options, net of tax withholding forfeitures	—	—	(542)	—	7	370	—	—	(172)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,631)	—	29	1,800	—	—	(831)
Share repurchase program	—	—	—	—	(592)	(21,239)	—	—	(21,239)
Share-based compensation	—	—	3,708	—	—	—	—	—	3,708
Common stock dividends ($0.05 per share)	—	—	—	(2,288)	—	—	—	—	(2,288)
Balance at March 29, 2020	50,335	$503	$812,490	$501,611	(5,433)	$(326,266)	$(41,095)	$5,792	$953,035

Net income (loss)	—	—	—	(67,905)	—	—	—	24	(67,881)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(44,446)	147	(44,299)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,598)	—	27	1,543	—	—	(55)
Share repurchase program	—	—	—	—	(384)	(13,761)	—	—	(13,761)
Share-based compensation	—	—	5,090	—	—	—	—	—	5,090
Common stock dividends ($0.05 per share)	—	—	—	(2,247)	—	—	—	—	(2,247)
Balance at June 28, 2020	50,335	$503	$815,982	$431,459	(5,790)	$(338,484)	$(85,541)	$5,963	$829,882

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
Business Description
We are a global supplier of specialty networking solutions built around two global businesses - Enterprise Solutions and Industrial Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 4, 2021, the 94th day of our fiscal year 2021. Our fiscal second and third quarters each have 91 days. The six months ended July 4, 2021 and June 28, 2020 included 185 days and 180 days, respectively.
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
As of and during the three and six months ended July 4, 2021 and June 28, 2020, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 11). We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended July 4, 2021 and June 28, 2020.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of July 4, 2021, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of July 4, 2021, we were party to bank guaranties, standby letters of credit, and surety bonds totaling $6.9 million, $6.9 million, and $3.3 million, respectively.
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
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our Condensed Consolidated financial statements as of or for the periods ended July 4, 2021 and June 28, 2020.
Furthermore, certain subsidiaries of our Opterna and OTN Systems N.V. (OTN) businesses, which we acquired in April of 2019 and January 2021, respectively, include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the respective acquisition dates. The results that are attributable to the noncontrolling interest holders are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. The subsidiaries of Opterna and OTN that include noncontrolling interests are not material to our Condensed Consolidated financial statements as of or for the periods ended July 4, 2021 and June 28, 2020.
Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.
The following tables present our revenues disaggregated by major product category.

	Broadband & 5G	Cyber-security	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended July 4, 2021	(In thousands)
Enterprise Solutions	$124,760	$—	$—	$142,768	$267,528
Industrial Solutions	—	26,120	308,326	—	334,446
Total	$124,760	$26,120	$308,326	$142,768	$601,974

Three Months Ended June 28, 2020
Enterprise Solutions	$110,612	$—	$—	$92,762	$203,374
Industrial Solutions	—	25,726	195,711	—	221,437
Total	$110,612	$25,726	$195,711	$92,762	$424,811

Six Months Ended July 4, 2021
Enterprise Solutions	$229,851	$—	$—	$264,032	$493,883
Industrial Solutions	—	53,825	590,647	—	644,472
Total	$229,851	$53,825	$590,647	$264,032	$1,138,355

Six Months Ended June 28, 2020
Enterprise Solutions	$206,715	$—	$—	$208,872	$415,587
Industrial Solutions	—	51,445	421,305	—	472,750
Total	$206,715	$51,445	$421,305	$208,872	$888,337
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended July 4, 2021	(In thousands)
Enterprise Solutions	$192,138	$40,468	$34,922	$267,528
Industrial Solutions	196,567	86,762	51,117	334,446
Total	$388,705	$127,230	$86,039	$601,974

Three Months Ended June 28, 2020
Enterprise Solutions	$154,844	$26,150	$22,380	$203,374
Industrial Solutions	124,640	57,260	39,537	221,437
Total	$279,484	$83,410	$61,917	$424,811

Six Months Ended July 4, 2021
Enterprise Solutions	$354,814	$78,404	$60,665	$493,883
Industrial Solutions	381,715	168,042	94,715	644,472
Total	$736,529	$246,446	$155,380	$1,138,355

Six Months Ended June 28, 2020
Enterprise Solutions	$310,273	$62,012	$43,302	$415,587
Industrial Solutions	281,040	123,226	68,484	472,750
Total	$591,313	$185,238	$111,786	$888,337
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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended July 4, 2021 and June 28, 2020.
The following table presents estimated and accrued variable consideration:

	July 4, 2021	December 31, 2020

	(in thousands)
Accrued rebates	$35,831	$32,192
Accrued returns	12,003	13,016
Price adjustments recognized against gross accounts receivable	27,718	25,244
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of July 4, 2021, total deferred revenue was $82.1 million, and of this amount, $57.3 million is expected to be recognized within the next twelve months, and the remaining $24.8 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity during the three and six months ended July 4, 2021 and June 28, 2020:

	2021	2020

	(In thousands)
Beginning balance at January 1	$77,648	$70,070
New deferrals	24,505	23,830
Acquisition of OTN	5,997	—
Revenue recognized	(24,387)	(24,415)
Balance at the end of Q1	$83,763	$69,485

New deferrals	20,596	21,322
Adjustments related to acquisitions	(2,740)	—
Revenue recognized	(19,542)	(22,200)
Balance at the end of Q2	$82,077	$68,607

Service-type warranties represent $11.0 million of the deferred revenue balance at July 4, 2021, and of this amount $3.9 million is expected to be recognized in the next twelve months, and the remaining $7.1 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $6.2 million and $4.6 million as of July 4, 2021 and June 28, 2020, respectively. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended		Six Months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Sales commissions	$4,715	$3,856	$8,592	$8,030

Note 3:  Acquisitions
OTN Systems N.V.
We acquired 100% of the shares of OTN on January 29, 2021 for a preliminary purchase price, net of cash acquired, of $73.3 million, which was funded with cash on hand. OTN, based in Olen, Belgium, is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. The acquisition of OTN supports one of our key strategic priorities related to the growing demand for industrial automation by adding proprietary technology and mission-critical hardware and software products for more complete end-to-end solutions. The results of OTN have been included in our Condensed Consolidated Financial Statements from January 29, 2021, and are reported within the Industrial Solutions segment. Belden assumed $1.8 million of OTN's debt as part of the transaction, which was subsequently paid on the acquisition date. A subsidiary of OTN includes a noncontrolling interest. Because OTN has a controlling financial interest in the subsidiary, it is consolidated into our financial statements. The results that are attributable to the noncontrolling interest holder are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
The following table summarizes the estimated, preliminary fair values of the assets acquired and the liabilities assumed as of January 29, 2021 (in thousands):

Receivables	$5,036
Inventories	10,700
Other current assets	1,361
Property, plant and equipment	602
Intangible assets	39,930
Goodwill	39,550
Operating lease right-of-use assets	4,144
Other long-lived assets	706
Total assets acquired	$102,029

Accounts payable	$5,931
Accrued liabilities	4,486
Deferred revenues	3,260
Long-term debt	1,841
Post retirement benefits	3,581
Deferred income taxes	5,522
Long-term operating lease liabilities	3,271
Other long-term liabilities	771
Total liabilities assumed	$28,663

Net assets	$73,366
Noncontrolling interests	20

Net assets attributable to Belden	$73,346
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
During the second quarter of 2021, we recorded measurement-period adjustments that increased goodwill by $0.2 million. The impact of these adjustments to the Condensed Consolidated Statements of Operations was immaterial.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

The preliminary fair value of acquired receivables is $5.0 million, which is equivalent to its gross contractual amount.
For purposes of the above allocation, we based our preliminary estimate of the fair values for the acquired inventory, intangible assets, deferred revenue, and noncontrolling interests on valuation studies performed by a third party valuation firm. We have estimated a preliminary fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation).
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of industrial automation product offerings in complete end-to-end solutions. Our tax basis in the acquired goodwill is zero.
The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$26,400	6.8
Customer relationships	6,200	15.0
Sales backlog	3,600	5.0
Trademarks	3,070	14.8
Non-compete agreements	660	2
Total intangible assets subject to amortization	$39,930

Intangible assets not subject to amortization:
Goodwill	$39,550	n/a
Total intangible assets not subject to amortization	$39,550

Total intangible assets	$79,480
Weighted average amortization period		8.5
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

Our consolidated revenues and income before taxes for the three months ended July 4, 2021 included $8.8 million and $(0.8) million, respectively, from OTN. For the three months ended July 4, 2021, income before taxes included $0.3 million of severance and other restructuring costs, $0.7 million of amortization of intangible assets, and $1.2 million of cost of sales related to the adjustment of acquired inventory to fair value for OTN.

Our consolidated revenues and income before taxes for the six months ended July 4, 2021 included $12.9 million and $(4.2) million, respectively, from OTN. For the six months ended July 4, 2021, income before taxes included $1.7 million of severance and other restructuring costs, $2.3 million of amortization of intangible assets, and $2.0 million of cost of sales related to the adjustment of acquired inventory to fair value for OTN.

The following table illustrates the unaudited pro forma effect on operating results as if the OTN acquisition had been completed as of January 1, 2020.

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands, except per share data)
	(Unaudited)
Revenues	$603,171	$432,941	$1,140,750	$901,641
Net income from continuing operations attributable to Belden common stockholders	38,133	2,015	61,503	13,213
Diluted income from continuing operations per share attributable to Belden common stockholders	$0.84	$0.05	$1.36	$0.29
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
Opterna International Corp.
Our acquisition of Opterna International Corp. (Opterna) in 2019 included potential earn-out consideration. As of the acquisition date, we estimated the fair value of the earn-out to be $5.8 million. The earn-out period ended in 2021, and the financial targets tied to the earn-out were not achieved. We reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses in the six months ended July 4, 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment.
Note 4: Disposals
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
During the first quarter of 2021, we committed to a plan to sell our oil and gas cable business in Brazil that met all of the criteria to classify the assets and liabilities of this business, formerly part of the Industrial Solutions segment, as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge in Selling, General and Administrative Expenses equal to this amount in the first quarter of 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment.
We completed the sale of our oil and gas cable business in Brazil during the second quarter of 2021 for $10.9 million, net of cash delivered with the business.
Note 5:  Discontinued Operations
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, the divestiture of Grass Valley represented a strategic shift that had a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, was reported within discontinued operations. The Grass Valley disposal group excluded certain Grass Valley pension liabilities that we retained. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria during the fourth quarter of 2019.

We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 for gross cash consideration of $120.0 million, or approximately $56.2 million net of cash delivered with the business. The sale also included deferred consideration consisting of a $175.0 million seller’s note that is expected to mature in 2025, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. The seller’s note accrues PIK interest at an annual rate of 8.5%. During the three and six months ended July 4, 2021, the seller's note accrued interest of $4.0 million and $7.7 million, respectively, which we reserved for based on our expected loss allowance methodology. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note is $34.9 million, which we recorded in Other Long-Lived Assets. We accounted for the earnout under a loss recovery approach and did not record an asset as of the disposal date. Any subsequent recognition of an earnout will be based on the gain contingency guidance.

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

The following table summarizes the operating results of the disposal group for the three and six months ended June 28, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	June 28, 2020	June 28, 2020
	(In Thousands)
Revenues	$56,812	$107,861
Cost of sales	(33,989)	(69,191)
Gross profit	22,823	38,670
Selling, general and administrative expenses	(19,342)	(36,861)
Research and development expenses	(5,974)	(14,473)
Asset impairment of discontinued operations	(89,810)	(113,007)
Interest expense, net	(214)	(420)
Non-operating pension cost	(111)	(196)
Loss before taxes	$(92,628)	$(126,287)
We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $89.8 million and $113.0 million in the three and six months ended June 28, 2020, respectively. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.
The disposal group had capital expenditures of approximately $8.5 million and $16.4 million during the three and six months ended June 28, 2020, respectively. The disposal group recognized credits to stock-based compensation of $0.0 million and $0.9 million during the three and six months ended June 28, 2020, respectively. The disposal group did not have any significant non-cash charges for investing activities during the six months ended June 28, 2020.
Note 6:  Reportable Segments
We are organized around two global businesses: Enterprise Solutions and Industrial Solutions. Each of the global businesses represents a reportable segment.
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
Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing. Inter-company revenues between our segments is not material.

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended July 4, 2021
Segment revenues	$267,528	$335,295	$602,823
Segment EBITDA	35,269	56,731	92,000
Depreciation expense	5,365	6,002	11,367
Amortization of intangibles	4,439	4,663	9,102
Amortization of software development intangible assets	20	587	607
Severance, restructuring, and acquisition integration costs	2,460	580	3,040
Adjustments related to acquisitions and divestitures	(32)	1,944	1,912
Segment assets	522,635	625,325	1,147,960

As of and for the three months ended June 28, 2020
Segment revenues	$203,374	$221,437	$424,811
Segment EBITDA	22,231	26,449	48,680
Depreciation expense	5,122	5,210	10,332
Amortization of intangibles	5,354	10,663	16,017
Amortization of software development intangible assets	56	330	386
Severance, restructuring, and acquisition integration costs	2,423	2,049	4,472
Adjustments related to acquisitions and divestitures	105	—	105
Segment assets	502,767	464,862	967,629

As of and for the six months ended July 4, 2021
Segment revenues	$493,883	$645,321	$1,139,204
Segment EBITDA	63,375	108,094	171,469
Depreciation expense	10,715	12,212	22,927
Amortization of intangibles	8,775	10,274	19,049
Amortization of software development intangible assets	52	1,244	1,296
Severance, restructuring, and acquisition integration costs	4,375	3,836	8,211
Adjustments related to acquisitions and divestitures	(6,318)	8,851	2,533
Segment assets	522,635	625,325	1,147,960

As of and for the six months ended June 28, 2020
Segment revenues	$415,587	$472,750	$888,337
Segment EBITDA	46,943	61,976	108,919
Depreciation expense	10,203	10,411	20,614
Amortization of intangibles	10,858	21,344	32,202
Amortization of software development intangible assets	111	605	716
Severance, restructuring, and acquisition integration costs	4,973	3,118	8,091
Adjustments related to acquisitions and divestitures	125	—	125
Segment assets	502,767	464,862	967,629

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Total Segment Revenues	$602,823	$424,811	$1,139,204	$888,337
Adjustments related to acquisitions	(849)	—	(849)	—
Consolidated Revenues	$601,974	$424,811	$1,138,355	$888,337

Total Segment EBITDA	$92,000	$48,680	$171,469	$108,919
Amortization of intangibles	(9,102)	(16,017)	(19,049)	(32,202)
Depreciation expense	(11,367)	(10,332)	(22,927)	(20,614)
Severance, restructuring, and acquisition integration costs (1)	(3,040)	(4,472)	(8,211)	(8,091)
Amortization of software development intangible assets	(607)	(386)	(1,296)	(716)
Adjustments related to acquisitions and divestitures (2)	(1,912)	(105)	(2,533)	(125)
Eliminations	(15)	(238)	(48)	(333)
Consolidated operating income	65,957	17,130	117,405	46,838
Interest expense, net	(14,878)	(14,257)	(30,389)	(27,581)
Total non-operating pension benefit	1,445	700	2,129	1,399
Consolidated income from continuing operations before taxes	$52,524	$3,573	$89,145	$20,656

(1) See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three months ended July 4, 2021, we collected $0.1 million of receivables associated with the sale of Grass Valley that were previously written off, recognized deferred revenues of $0.8 million for the purchase accounting effect of recording deferred revenue at fair value for the OTN acquisition, and recognized cost of sales of $1.2 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN acquisition. During the six months ended July 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized a $3.6 million impairment on assets held and used, recognized a $3.4 million impairment on assets held for sale, collected $1.5 million of receivables associated with the sale of Grass Valley that were previously written off, recognized cost of sales of $2.0 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN acquisition, and recognized deferred revenues of $0.8 million for the purchase accounting effect of recording deferred revenue at fair value for the OTN acquisition. During the three and six months ended June 28, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.

Note 7: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Numerator:
Income from continuing operations	$43,972	$3,173	$72,713	$18,064
Less: Net income (loss) attributable to noncontrolling interest	208	24	283	(6)
Income from continuing operations attributable to Belden stockholders	43,764	3,149	72,430	18,070
Add: Loss from discontinued operations, net of tax	—	(71,054)	—	(97,164)
Net income (loss) attributable to Belden stockholders	$43,764	$(67,905)	$72,430	$(79,094)

Denominator:
Weighted average shares outstanding, basic	44,759	44,557	44,717	44,969
Effect of dilutive common stock equivalents	503	108	445	128
Weighted average shares outstanding, diluted	45,262	44,665	45,162	45,097
For both the three and six months ended July 4, 2021, diluted weighted average shares outstanding exclude outstanding equity awards of 1.3 million as they are anti-dilutive. In addition, for both the three and six months ended July 4, 2021, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million because the related performance conditions have not been satisfied.
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
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three and six months ended July 4, 2021 and June 28, 2020, respectively:

	2021	2020

	(In thousands)
Beginning balance at January 1	$5,150	$2,569
Adoption adjustment	—	1,011
Current period provision	82	(172)
Write-offs	(57)	—
Recoveries collected	(23)	(9)
Fx impact	(17)	(213)
Q1 ending balance	5,135	3,186

Current period provision	305	2,621
Disposals	(192)	—
Write-offs	(20)	(52)
Recoveries collected	(36)	(100)
Fx impact	(25)	37
Q2 ending balance	$5,167	5,692

Note 9:  Inventories
The following table presents the major classes of inventories as of July 4, 2021 and December 31, 2020, respectively:

	July 4, 2021	December 31, 2020

	(In thousands)
Raw materials	$139,282	$106,514
Work-in-process	37,477	32,011
Finished goods	163,281	141,042
Gross inventories	340,040	279,567
Excess and obsolete reserves	(35,219)	(32,269)
Net inventories	$304,821	$247,298

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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and six months ended July 4, 2021 and June 28, 2020, the rent expense for short-term leases was not material.

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

We are party to a lease guarantee, whereby Belden has covenanted the lease payments for one of Snell Advanced Media's (SAM) property leases through its 2035 expiration date. The lease guarantee was executed in 2018 following the acquisition of SAM, which we subsequently sold on July 2, 2020 as part of the Grass Valley disposal group (see Note 5). This lease guarantee was retained by Belden and not transferred to Black Dragon Capital as part of the sale of Grass Valley. Belden would be required to make lease payments only if the primary obligor, Black Dragon Capital, fails to make the payments. As of July 4, 2021, the SAM lease has approximately $21.2 million of lease payments remaining, but we do not believe that it is probable that we have incurred a liability from the guarantee.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Operating lease cost	$4,998	$3,344	$8,846	$6,941

Finance lease cost
Amortization of right-of-use asset	$22	$33	$55	$66
Interest on lease liabilities	2	4	5	9
Total finance lease cost	$24	$37	$60	$75

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,238	$3,670	$8,373	$7,461
Operating cash flows from finance leases	2	4	5	9
Financing cash flows from finance leases	32	41	75	87

Supplemental balance sheet information related to leases was as follows:

	July 4, 2021	December 31, 2020

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$59,509	$54,787

Accrued liabilities	$16,207	$14,742
Long-term operating lease liabilities	49,805	46,398
Total operating lease liabilities	$66,012	$61,140

Finance leases:
Other long-lived assets, at cost	$536	$764
Accumulated depreciation	(307)	(483)
Other long-lived assets, net	$229	$281

Weighted Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	2 years	3 years

Weighted Average Discount Rate
Operating leases	6.0%	6.6%
Finance leases	4.6%	4.9%

The following table summarizes maturities of lease liabilities as of July 4, 2021 and December 31, 2020, respectively:

	July 4, 2021	December 31, 2020

	(In thousands)
2021	$10,464	$19,250
2022	19,172	16,305
2023	15,096	12,552
2024	11,950	9,516
2025	10,843	8,718
Thereafter	11,918	8,901
Total	$79,443	$75,242

Note 11:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $11.4 million and $22.9 million in the three and six months ended July 4, 2021, respectively. We recognized depreciation expense of $10.3 million and $20.6 million in the three and six months ended June 28, 2020, respectively.
We recognized amortization expense related to our intangible assets of $9.7 million and $20.3 million in the three and six months ended July 4, 2021, respectively. We recognized amortization expense related to our intangible assets of $16.4 million and $32.9 million in the three and six months ended June 28, 2020, respectively.

Interim Impairment Test
During the first quarter of 2021, we committed to a plan to sell our oil and gas cable business in Brazil, and recognized an impairment charge of $3.4 million. During the second quarter of 2021, we completed the sale of this business. See Note 4.
Also in the first quarter of 2021, we performed a recoverability test over certain held and used long-lived assets in our Industrial Solutions segment as a result of the likelihood of selling the assets. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge in Selling, General and Administrative Expenses during the six months ended July 4, 2021 to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment.
Note 12:  Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $1.2 million and $3.5 million of severance and other restructuring costs for this program during the three and six months ended July 4, 2021, respectively, and $3.5 million and $3.0 million during the three and six months ended June 28, 2020, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is expected to deliver an estimated $60 million reduction in selling, general, and administrative expenses on an annual basis. We expect to incur incremental costs of approximately $5 million for this program in 2021.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN, SPC, and Opterna with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.6 million and $2.4 million of severance and other restructuring costs for this program during the three and six months ended July 4, 2021, respectively. We recognized $0.9 million and $3.1 million of severance and other restructuring costs for this program during the three and six months ended June 28, 2020, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. We expect to incur incremental costs of approximately $2.0 million for this program in 2021.
The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities during the three and six months ended July 4, 2021 and June 28, 2020:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended July 4, 2021	(In thousands)
Enterprise Solutions	$64	$2,396	$2,460
Industrial Solutions	335	245	580
Total	$399	$2,641	$3,040

Three Months Ended June 28, 2020
Enterprise Solutions	$1,467	$956	$2,423
Industrial Solutions	1,773	276	2,049
Total	$3,240	$1,232	$4,472

Six Months Ended July 4, 2021
Enterprise Solutions	$1,108	$3,267	$4,375
Industrial Solutions	1,702	2,134	3,836
Total	$2,810	$5,401	$8,211

Six Months Ended June 28, 2020
Enterprise Solutions	$835	$4,138	$4,973
Industrial Solutions	818	2,300	3,118
Total	$1,653	$6,438	$8,091

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
The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In Thousands)
Cost of sales	$1,103	$92	$1,363	$137
Selling, general and administrative expenses	1,937	4,380	6,848	7,954
Total	$3,040	$4,472	$8,211	$8,091
Accrued Severance

The table below summarizes severance activity, included in accrued liabilities, for the Cost Reduction Program and the Acquisition Integration Program discussed above for the three and six months ended July 4, 2021 and June 28, 2020, respectively.

	2021	2020

	(In thousands)
Beginning year balance	$7,085	$19,575
New charges	2,060	2,529
Cash payments	(1,798)	(4,483)
Foreign currency translation	49	(89)
Other adjustments	—	(4,147)
Balance at the end of Q1	7,396	13,385

New charges	458	4,660
Cash payments	(1,023)	(4,795)
Foreign currency translation	(4)	(132)
Other adjustments	(59)	(1,420)
Balance at the end of Q2	$6,768	$11,698

The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken.

Note 13:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	July 4, 2021	December 31, 2020

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
2.875% Senior subordinated notes due 2025	356,010	367,110
4.125% Senior subordinated notes due 2026	237,340	244,740
3.375% Senior subordinated notes due 2027	534,015	550,665
3.875% Senior subordinated notes due 2028	415,345	428,295
Total senior subordinated notes	1,542,710	1,590,810
Less unamortized debt issuance costs	(15,663)	(17,084)
Long-term debt	$1,527,047	$1,573,726
Revolving Credit Agreement due 2026
On June 2, 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. We paid approximately $1.7 million of fees associated with the amended Revolver, which will be amortized over its term using the effective interest method. As of July 4, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $294.1 million.
Senior Subordinated Notes
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of July 4, 2021 is $356.0 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of July 4, 2021 is $237.3 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of July 4, 2021 is $534.0 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of July 4, 2021 is $415.3 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
On July 28, 2021, we completed an offering for €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). We intend to use the net proceeds from the offering of the 2031 Notes, along with cash on hand, to fund the redemption in full of our 2025 Notes. See Note 19.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of July 4, 2021 was approximately $1,584.0 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,542.7 million as of July 4, 2021.
Note 14:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of July 4, 2021, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the six months ended July 4, 2021 and June 28, 2020, the transaction gain associated with the net investment hedge reported in other comprehensive income was $28.8 million and $18.2 million, respectively. During the six months ended June 28, 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.

Note 15:  Income Taxes
For the three and six months ended July 4, 2021, we recognized income tax expense of $8.6 million and $16.4 million, respectively, representing an effective tax rate of 16.3% and 18.4%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
For the three and six months ended June 28, 2020, we recognized income tax expense of $0.4 million and $2.6 million, respectively, representing an effective tax rate of 11.2% and 12.5%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.1 million and $1.2 million in the three and six months ended June 28, 2020, respectively.
Note 16:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Service cost	$1,155	$892	$9	$8
Interest cost	1,897	2,410	186	195
Expected return on plan assets	(4,527)	(4,004)	—	—
Amortization of prior service cost	28	45	—	—
Actuarial losses (gains)	976	673	(5)	(19)
Net periodic benefit cost (benefit)	$(471)	$16	$190	$184

	Pension Obligations		Other Postretirement Obligations
Six Months Ended	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Service cost	$2,041	$1,824	$18	$16
Interest cost	3,703	4,747	363	397
Expected return on plan assets	(8,195)	(7,944)	—	—
Amortization of prior service cost	56	89	—	—
Actuarial losses (gains)	1,955	1,350	(11)	(38)
Net periodic benefit cost (benefit)	$(440)	$66	$370	$375

Note 17:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands)
Net income (loss)	$43,972	$(67,881)	$72,713	$(79,100)
Foreign currency translation adjustments, net of tax	(22,257)	(44,671)	30,507	(22,881)
Adjustments to pension and postretirement liability, net of tax	763	372	1,527	755
Total comprehensive income (loss)	22,478	(112,180)	104,747	(101,226)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(21)	171	(143)	(9)
Comprehensive income (loss) attributable to Belden	$22,499	$(112,351)	$104,890	$(101,217)
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2020	$(131,181)	$(60,670)	$(191,851)
Other comprehensive income attributable to Belden before reclassifications	31,910	—	31,910
Amounts reclassified from accumulated other comprehensive income (loss)	(977)	1,527	550
Net current period other comprehensive income attributable to Belden	30,933	1,527	32,460
Balance at July 4, 2021	$(100,248)	$(59,143)	$(159,391)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended July 4, 2021:

	Amount Reclassified from Accumulated Other Comprehensive Income (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,944	(1)
Prior service cost	56	(1)
Total before tax	2,000
Tax benefit	(473)
Total net of tax	$1,527
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16).
(2) We reclassified $1.0 million of accumulated foreign currency translation gains associated with the sale of our oil and gas cable business in Brazil.

Note 18: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the six months ended July 4, 2021, we did not repurchase any stock. During the three months ended June 28, 2020, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $13.8 million at an average price per share of $35.80. During the six months ended June 28, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83.
Note 19: Subsequent Events
On July 28, 2021, we completed an offering for €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). We intend to use the net proceeds from the offering of the 2031 Notes, along with cash on hand, to fund the redemption in full of our 2025 Notes.

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a global supplier of specialty networking solutions built around two global businesses - Enterprise Solutions and Industrial Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
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

Global Pandemic
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic. Since the beginning of the pandemic, our foremost focus has been on the health and safety of our employees and customers. In response to the outbreak, to protect the health and safety of our employees, we modified practices at our manufacturing locations and offices to adhere to guidance from the WHO, the U.S. Centers for Disease Control and Prevention and other local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization. In light of variant mutations of the virus, even as vaccinations become more prevalent and more employees return to our offices, many of these safeguards will continue.

Our suppliers, distributors, and other partners have similarly had their operations disrupted, and in regions of the world where infection rates have remained high, human suffering and market disruptions have persisted. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local or foreign governmental authorities, or that we determine are in the best interests of our employees and customers.
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, and Indian rupee. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 49% of our consolidated revenues during the quarter ended July 4, 2021 were to customers outside of the U.S.
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
Amended Revolving Credit Agreement
On June 2, 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We paid approximately $1.7 million of fees associated with the amended Revolver, which will be amortized over its term using the effective interest method. As of July 4, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $294.1 million. See Note 13.
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

Disposal
We completed the sale of our oil and gas cable business in Brazil during the second quarter of 2021 for $10.9 million, net of cash delivered with the business. During the first quarter of 2021, we committed to a plan to sell the business and determined that we met all of the criteria to classify the assets and liabilities of this business as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge in Selling, General and Administrative Expenses equal to this amount in the first quarter of 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. See Note 4.
Long-lived asset impairment
During the six months ended July 4, 2021, we also performed a recoverability test on certain held and used long-lived assets in our Industrial Solutions segment due to the presence of impairment indicators stemming from the increased probability of selling the assets. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge in Selling, General and Administrative Expenses to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. See Note 11.
Opterna earn-out
Our acquisition of Opterna in 2019 included potential earn-out consideration, which as of the acquisition date, had an estimated fair value of $5.8 million. As the financial targets tied to the earn-out were not achieved within the contractual timeframe, we reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses in the six months ended July 4, 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment. See Note 4.
Cost Reduction Program
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $1.2 million and $3.5 million of severance and other restructuring costs for this program during the three and six months ended July 4, 2021. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis. We expect to incur incremental costs of approximately $5 million for this program. See Note 12.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN, SPC, and Opterna with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.6 million and $2.4 million of severance and other restructuring costs for this program during the three and six months ended July 4, 2021, respectively. We expect to incur incremental costs of approximately $2.0 million for this program in 2021. See Note 12.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended July 4, 2021:
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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	July 4, 2021	June 28, 2020		July 4, 2021	June 28, 2020

	(In thousands, except percentages)
Revenues	$601,974	$424,811	41.7%	$1,138,355	$888,337	28.1%
Gross profit	211,535	149,940	41.1%	402,879	320,441	25.7%
Selling, general and administrative expenses	(105,554)	(91,703)	15.1%	(204,003)	(190,092)	7.3%
Research and development expenses	(30,922)	(25,090)	23.2%	(62,422)	(51,309)	21.7%
Amortization of intangibles	(9,102)	(16,017)	(43.2)%	(19,049)	(32,202)	(40.8)%
Operating income	65,957	17,130	285.0%	117,405	46,838	150.7%
Interest expense, net	(14,878)	(14,257)	4.4%	(30,389)	(27,581)	10.2%
Non-operating pension benefit	1,445	700	106.4%	2,129	1,399	52.2%
Income from continuing operations before taxes	52,524	3,573	1,370.0%	89,145	20,656	331.6%
Revenues increased $177.2 million and $250.0 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $118.6 million and $154.4 million increase in revenues, respectively.
•Copper prices had a $37.0 million and $60.8 million favorable impact on revenues, respectively.
•Currency translation had a $13.8 million and $22.9 million favorable impact on revenues, respectively.
•Acquisitions contributed an estimated $8.9 million and $13.0 million in revenues, respectively.
•Divestitures had a $1.1 million unfavorable impact on revenues in both the three and six months ended July 4, 2021 as compared to the year ago period.

Gross profit increased $61.6 million and $82.4 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 due to the increases in revenues discussed above.

Selling, general and administrative expenses increased $13.9 million in both the three and six months ended July 4, 2021, respectively, from the comparable period of 2020. The increase in selling, general and administrative expenses is primarily attributable to the increase in incentive compensation, acquisitions, and the impact of currency translation, partially offset by a decline in severance, restructuring and acquisition integration costs and divestitures.
Research and development expenses increased $5.8 million and $11.1 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.
Amortization of intangibles decreased $6.9 million and $13.2 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 primarily due to certain intangible assets becoming fully amortized.
Operating income increased $48.8 million and $70.6 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 primarily as a result of the increase in gross profit discussed above.
Net interest expense increased $0.6 million and $2.8 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 primarily due to currency translation.
Income from continuing operations before taxes increased $49.0 million and $68.5 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 primarily due to the increase in operating income discussed above.

Income Taxes

	Three Months Ended		%	Six Months Ended		%
	July 4, 2021	June 28, 2020	Change	July 4, 2021	June 28, 2020	Change

	(In thousands, except percentages)
Income before taxes	$52,524	$3,573	1,370.0%	$89,145	$20,656	331.6%
Income tax expense	8,552	400	2,038.0%	16,432	2,592	534.0%
Effective tax rate	16.3%	11.2%		18.4%	12.5%
For the three and six months ended July 4, 2021, we recognized income tax expense of $8.6 million and $16.4 million, representing an effective tax rate of 16.3% and 18.4%, respectively. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. For the three and six months ended June 28, 2020, we recognized income tax expense of $0.4 million and $2.6 million, representing an effective tax rate of 11.2% and 12.5%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.1 million and $1.2 million in the three and six months ended June 28, 2020, respectively.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		%	Six Months Ended		%
	July 4, 2021	June 28, 2020	Change	July 4, 2021	June 28, 2020	Change

	(In thousands, except percentages)
Adjusted Revenues	$602,823	$424,811	41.9%	$1,139,204	$888,337	28.2%
Adjusted EBITDA	93,430	49,142	90.1%	173,550	109,985	57.8%
as a percent of adjusted revenues	15.5%	11.6%		15.2%	12.4%
Adjusted Revenues increased $178.0 million and $250.9 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $118.6 million and $154.4 million increase in revenues, respectively.
•Copper prices had a $37.0 million and $60.8 million favorable impact on revenues, respectively.
•Currency translation had a $13.8 million and $22.9 million favorable impact on revenues, respectively.
•Acquisitions contributed an estimated $9.7 million and $13.9 million in revenues, respectively.
•Divestitures had a $1.1 million unfavorable impact on revenues in both the three and six months ended July 4, 2021 as compared to the year ago period.

Adjusted EBITDA increased $44.3 million and $63.6 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020 primarily due to leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins in the three and six months ended July 4, 2021 expanded to 15.5% from 11.6% and 15.2% from 12.4%, respectively, in the comparable period of 2020.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(In thousands, except percentages)
GAAP revenues	$601,974	$424,811	$1,138,355	$888,337
Adjustments related to acquisitions	849	—	849	—
Adjusted revenues	$602,823	$424,811	$1,139,204	$888,337

GAAP income from continuing operations	$43,972	$3,173	$72,713	$18,064
Interest expense, net	14,878	14,257	30,389	27,581
Depreciation expense	11,367	10,332	22,927	20,614
Income tax expense	8,552	400	16,432	2,592
Amortization of intangible assets	9,102	16,017	19,049	32,202
Severance, restructuring, and acquisition integration costs (1)	3,040	4,472	8,211	8,091
Adjustments related to acquisitions and divestitures (2)	1,912	105	2,533	125
Amortization of software development intangible assets	607	386	1,296	716
Adjusted EBITDA	$93,430	$49,142	$173,550	$109,985

GAAP income from continuing operations margin	7.3%	0.7%	6.4%	2.0%
Adjusted EBITDA margin	15.5%	11.6%	15.2%	12.4%

(1) See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three months ended July 4, 2021, we collected $0.1 million of receivables associated with the sale of Grass Valley that were previously written off, recognized deferred revenues of $0.8 million for the purchase accounting effect of recording deferred revenue at fair value for the OTN acquisition, and recognized cost of sales of $1.2 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN acquisition. During the six months ended July 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized a $3.6 million impairment on assets held and used, recognized a $3.4 million impairment on assets held for sale, collected $1.5 million of receivables associated with the sale of Grass Valley that were previously written off, recognized cost of sales of $2.0 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN acquisition, and recognized deferred revenues of $0.8 million for the purchase accounting effect of recording deferred revenue at fair value for the OTN acquisition. During the three and six months ended June 28, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.

Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		%	Six Months Ended		%
	July 4, 2021	June 28, 2020	Change	July 4, 2021	June 28, 2020	Change

	(In thousands, except percentages)
Segment Revenues	$267,528	$203,374	31.5%	$493,883	$415,587	18.8%
Segment EBITDA	35,269	22,231	58.6%	63,375	46,943	35.0%
as a percent of segment revenues	13.2%	10.9%		12.8%	11.3%
Enterprise Solutions revenues increased $64.2 million and $78.3 million in the three and six months ended July 4, 2021, respectively, from the comparable period of 2020. As compared to the year ago period, for the three months ended July 4, 2021, increases in volume, higher copper prices, and favorable currency translation contributed $47.3 million, $13.5 million, and $3.4 million, respectively. As compared to the year ago period, for the six months ended July 4, 2021, increases in volume, higher copper prices, and favorable currency translation contributed $48.9 million, $23.5 million, and $5.9 million, respectively.
Enterprise Solutions EBITDA increased $13.0 million and $16.4 million in the three and six months ended July 4, 2021, respectively, compared to the year ago period primarily as a result of the increase in revenues discussed above.
Industrial Solutions

	Three Months Ended		%	Six Months Ended		%
	July 4, 2021	June 28, 2020	Change	July 4, 2021	June 28, 2020	Change

	(In thousands, except percentages)
Segment Revenues	$335,295	$221,437	51.4%	$645,321	$472,750	36.5%
Segment EBITDA	56,731	26,449	114.5%	108,094	61,976	74.4%
as a percent of segment revenues	16.9%	11.9%		16.8%	13.1%
Industrial Solutions revenues increased $113.9 million and $172.6 million in the three and six months ended July 4, 2021 from the comparable period of 2020. The increase in revenues in the three months ended July 4, 2021 was primarily due to increases in volume, higher copper prices, favorable currency translation, and acquisitions, net of disposals of $71.3 million, $23.5 million, $10.4 million, and $8.7 million, respectively. The increase in revenues in the six months ended July 4, 2021 was primarily due to increases in volume; higher copper prices; favorable currency translation; and acquisitions, net of disposals of $105.5 million, $37.3 million, $17.0 million, and $12.8 million, respectively.
Industrial Solutions EBITDA increased $30.3 million and $46.1 million in the three and six months ended July 4, 2021 from the comparable period of 2020 primarily as a result of the increase in revenues discussed above, partially offset by an increase in incentive compensation and increased investments in R&D projects as we continue our commitment to growth initiatives.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results and cash flow activity of Grass Valley for the period ended June 28, 2020 consistent with the Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	July 4, 2021	June 28, 2020

	(In thousands)
Net cash provided by (used for):
Operating activities	$26,654	$(12,130)
Investing activities	(94,218)	(38,054)
Financing activities	(10,146)	19,959
Effects of currency exchange rate changes on cash and cash equivalents	(993)	(2,620)
Decrease in cash and cash equivalents	(78,703)	(32,845)
Cash and cash equivalents, beginning of period	501,994	425,885
Cash and cash equivalents, end of period	$423,291	$393,040

Operating cash flows were a source of cash of $26.7 million in the six months ended July 4, 2021 as compared to a use of cash of $12.1 million in the six months ended June 28, 2020. Operating cash flow improved $38.8 million compared to the prior year primarily due to an increase in earnings. In 2021, changes in operating assets and liabilities included an unfavorable change in receivables offset by a favorable change in accounts payable. For the six months ended July 4, 2021, receivables were a use of cash of $90.8 million compared to a source of cash of $52.6 million in the year ago period. The increase in receivables was primarily due to the increase in revenues discussed above. In the three months ended July 4, 2021, days sales outstanding improved to 53 days compared to 60 days for the three months ended June 28, 2020. Accounts payable was a source of cash of $50.2 million in the six months ended July 4, 2021 compared to a use of cash of $86.4 million in the year ago period.

Net cash used for investing activities totaled $94.2 million in the six months ended July 4, 2021, compared to $38.1 million in the prior year. Investing activities for the six months ended July 4, 2021 included capital expenditures of $30.9 million compared to $41.7 million in the comparable period of 2020. The six months ended July 4, 2021 also included payments of $73.7 million primarily for the acquisition of OTN, partially offset by cash receipts of $10.8 million primarily for the sale of our oil and gas cable business in Brazil.
Net cash from financing activities was a use of cash of $10.1 million for the six months ended July 4, 2021, compared to a source of cash of $20.0 million in the prior year. Financing activities for the six months ended July 4, 2021 included cash dividend payments of $4.5 million, net payments related to share based compensation activities of $2.0 million, repayments of debt obligations of $1.8 million assumed as part of the OTN acquisition, and debt issuance costs of $1.7 million for our Revolver refinancing. Financing activities for the six months ended June 28, 2020 included borrowing on our Revolver of $190.0 million, payments under borrowing arrangements of $100.0 million, payments under our share repurchase program of $35.0 million, a payment of earn-out consideration of which $29.3 million is classified as a financing activity, cash dividend payments of $4.6 million, and net payments related to share based compensation activities of $1.1 million.
Our cash and cash equivalents balance was $423.3 million as of July 4, 2021. Of this amount, $174.5 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of July 4, 2021 consisted of $1,542.7 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Condensed Consolidated Financial Statements.

Forward-Looking Statements
Statements in this report other than historical facts are “forward-looking statements.” Forward-looking statements include statements regarding future financial performance (including revenues, expenses, earnings, margins, cash flows, dividends, capital expenditures and financial condition), plans and objectives, and related assumptions. These forward-looking statements reflect management’s current beliefs and expectations and are not guarantees of future performance. Actual results may differ materially from those suggested by any forward-looking statements based on a number of factors. These factors include, among others, those set forth in Part II, Item 1A and in other documents that we file with the SEC.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of July 4, 2021.

	Principal Amount by Expected Maturity			Fair
	2021	Thereafter	Total	Value

	(In thousands, except interest rates)
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$356,010	$356,010	$358,399
Average interest rate		2.875%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$237,340	$237,340	$243,760
Average interest rate		4.125%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$534,015	$534,015	$548,903
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$415,345	$415,345	$432,956
Average interest rate		3.875%
Total			$1,542,710	$1,584,018
Item 7A of our 2020 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2020.
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

PART II OTHER INFORMATION
Item 1:        Legal Proceedings

On November 24, 2020, the Company announced a data incident involving unauthorized access and copying of some current and former employee data, as well as limited company information regarding some business partners. In January 2021, Anand Edke filed a putative class action lawsuit against the Company in the Circuit Court of Cook County, Illinois, Case No. 2021 CH 47. Jurisdiction for the matter has moved to federal court and the case has been transferred to the U.S. District Court for the Eastern District of Missouri. In February 2021, Kia Mackey filed a separate putative class action lawsuit against the Company in the U.S. District Court for the Eastern District of Missouri, Case No. 4:21-CV-00149. The plaintiffs have each asked for injunctive relief, unspecified damages, and unspecified legal fees. It is premature to estimate the potential exposure to the Company associated with the litigation. The Company intends to vigorously defend the lawsuits.
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
Item 1A:      Risk Factors
There have been certain updates to our risk factors as previously disclosed in our Form 10-K filed on February 16, 2021. Included below is a complete narrative of our significant risk factors as of July 4, 2021. There may also be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

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

Our operations and the operations of our suppliers, channel partners and customers were disrupted to varying degrees by a range of external factors related to the COVID-19 pandemic, some of which are not within our control. Many governments imposed, and may yet impose, a wide range of restrictions on the physical movement of people in order to limit the spread of COVID-19. The COVID-19 pandemic has had, and likely will continue to have, an impact on the attendance and productivity of our employees, and those of our channel partners or customers, resulting in negative impacts to our results of operations and overall financial performance. Additionally, COVID-19 has resulted, and may result in future periods, in delays in non-residential construction, non-crisis-related IT purchases and project completion schedules in general, all of which can negatively impact our results in both current and future periods.

The duration and extent of the impact from the COVID-19 pandemic or any future epidemic or pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus (including variant mutations of the virus), the extent and effectiveness of containment actions, treatments and vaccinations, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on our employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will be affected.

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

Cyber security incidents have and could in the future interfere with our business and operations.

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

Copper is a significant component of the cost of most of our cable products. Over the past few years, and in particular in 2021, the prices of metals, particularly copper, have been volatile. Prices of other materials we use, such as polyvinylchloride (PVC) and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. Especially during periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs, our earnings and margins could decline. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings could decline. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.

Future operating results depend upon the availability of components in sufficient quantities on commercially reasonable terms.

Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect the Company’s financial condition and operating results. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. Health crises, like the Covid-19 pandemic, could lead to quarantines or labor shortages, thus impacting the output of key suppliers. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Similarly, if the Company’s customers experience production challenges due to the inability to obtain certain components, this may negatively impact the customers’ ordering patterns from the Company.

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
Item 6:        Exhibits
Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.SCH	Schema Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.DEF	Definition Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	August 9, 2021	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	August 9, 2021	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 9, 2021	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer