Form 10-Q
period 2021-10-03
BELDEN INC.
filed 2021-11-08
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
Commission File No. 001-12561
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
As of November 3, 2021, the Registrant had 44,898,477 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$457,753	$501,994
Receivables, net	421,703	296,817
Inventories, net	312,088	247,298
Other current assets	48,890	52,289
Assets held for sale	27,559	—
Total current assets	1,267,993	1,098,398
Property, plant and equipment, less accumulated depreciation	334,407	368,620
Operating lease right-of-use assets	57,141	54,787
Goodwill	1,283,364	1,251,938
Intangible assets, less accumulated amortization	307,186	287,071
Deferred income taxes	29,057	29,536
Other long-lived assets	56,037	49,384
	$3,335,185	$3,139,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,253	$244,120
Accrued liabilities	301,174	276,641
Total current liabilities	622,427	520,761
Long-term debt	1,492,642	1,573,726
Postretirement benefits	144,526	160,400
Deferred income taxes	42,867	38,400
Long-term operating lease liabilities	47,054	46,398
Other long-term liabilities	39,898	42,998
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	830,368	823,605
Retained earnings	557,764	450,876
Accumulated other comprehensive loss	(131,265)	(191,851)
Treasury stock	(317,852)	(332,552)
Total Belden stockholders’ equity	939,518	750,581
Noncontrolling interests	6,253	6,470
Total stockholders’ equity	945,771	757,051
	$3,335,185	$3,139,734
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 29, 2020

	(In thousands, except per share data)
Revenues	$630,835	$475,839	$1,769,190	$1,364,176
Cost of sales	(407,559)	(308,247)	(1,143,035)	(876,143)
Gross profit	223,276	167,592	626,155	488,033
Selling, general and administrative expenses	(109,963)	(85,037)	(313,966)	(275,129)
Research and development expenses	(32,451)	(30,324)	(94,873)	(81,633)
Amortization of intangibles	(9,696)	(16,104)	(28,745)	(48,306)
Operating income	71,166	36,127	188,571	82,965
Interest expense, net	(16,251)	(15,607)	(46,640)	(43,188)
Loss on debt extinguishment	(5,715)	—	(5,715)	—
Non-operating pension benefit	992	680	3,121	2,079
Income from continuing operations before taxes	50,192	21,200	139,337	41,856
Income tax expense	(8,875)	(631)	(25,307)	(3,223)
Income from continuing operations	41,317	20,569	114,030	38,633
Loss from discontinued operations, net of tax	—	(6,231)	—	(103,395)
Gain on disposal of discontinued operations, net of tax	—	2,743	—	2,743
Net income (loss)	41,317	17,081	114,030	(62,019)
Less: Net income attributable to noncontrolling interest	53	85	336	79
Net income (loss) attributable to Belden stockholders	$41,264	$16,996	$113,694	$(62,098)

Weighted average number of common shares and equivalents:
Basic	44,851	44,567	44,762	44,834
Diluted	45,425	44,709	45,242	44,968

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.92	$0.46	$2.54	$0.86
Discontinued operations	—	(0.14)	—	(2.31)
Disposal of discontinued operations	—	0.06	—	0.06
Net income (loss)	$0.92	$0.38	$2.54	$(1.39)

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.91	$0.46	$2.51	$0.86
Discontinued operations	—	(0.14)	—	(2.31)
Disposal of discontinued operations	—	0.06	—	0.06
Net income (loss)	$0.91	$0.38	$2.51	$(1.39)

Comprehensive income (loss) attributable to Belden	$69,390	$(34,921)	$174,280	$(136,138)

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	October 3, 2021	September 27, 2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	114,030	$(62,019)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	65,028	80,620
Share-based compensation	18,242	13,650
Asset impairment	9,283	113,007
Loss on debt extinguishment	5,715	—
Gain on disposal of business	—	(2,743)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(128,997)	35,645
Inventories	(58,900)	(9,327)
Accounts payable	73,740	(69,579)
Accrued liabilities	17,796	(11,646)
Income taxes	5,159	(30,416)
Other assets	(1,794)	1,860
Other liabilities	(17,383)	(20,363)
Net cash provided by operating activities	101,919	38,689
Cash flows from investing activities:
Cash from (used for) business acquisitions, net of cash acquired	(73,749)	590
Capital expenditures	(55,569)	(56,809)
Purchase of intangible assets	(3,650)	—
Proceeds from disposal of tangible assets	3,249	3,090
Proceeds from disposal of businesses, net of cash sold	10,798	50,051
Net cash used for investing activities	(118,921)	(3,078)
Cash flows from financing activities:
Payments under borrowing arrangements	(360,304)	(190,000)
Debt issuance costs paid	(7,785)	—
Cash dividends paid	(6,740)	(6,800)
Payments under financing lease obligations	(3,116)	(154)
Withholding tax payments for share-based payment awards	(2,103)	(1,331)
Payments under share repurchase program	—	(35,000)
Payment of earnout consideration	—	(29,300)
Borrowings under credit arrangements	356,010	190,000
Net cash used for financing activities	(24,038)	(72,585)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,201)	2,586
Decrease in cash and cash equivalents	(44,241)	(34,388)
Cash and cash equivalents, beginning of period	501,994	425,885
Cash and cash equivalents, end of period	$457,753	$391,497

For the period ended September 27, 2020, the Condensed Consolidated Cash Flow Statement includes the results of discontinued operations up to the disposal date, July 2, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	28,666	—	—	—	75	28,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	53,725	(197)	53,528
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	20	20
Retirement Savings Plan stock contributions	—	—	(493)	—	45	2,496	—	—	2,003
Exercise of stock options, net of tax withholding forfeitures	—	—	(723)	—	9	541	—	—	(182)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,403)	—	27	1,680	—	—	(723)
Share-based compensation	—	—	7,285	—	—	—	—	—	7,285
Common stock dividends ($0.05 per share)	—	—	—	(2,263)	—	—	—	—	(2,263)
Balance at April 4, 2021	50,335	$503	$827,271	$477,279	(5,611)	$(327,835)	$(138,126)	$6,368	$845,460

Net income	—	—	—	43,764	—	—	—	208	43,972
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21,265)	(229)	(21,494)
Retirement Savings Plan stock contributions	—	—	(418)	—	34	3,723	—	—	3,305
Exercise of stock options, net of tax withholding forfeitures	—	—	(147)	—	2	100	—	—	(47)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(5,795)	—	83	4,738	—	—	(1,057)
Share-based compensation	—	—	6,228	—	—	—	—	—	6,228
Common stock dividends ($0.05 per share)	—	—	—	(2,269)	—	—	—	—	(2,269)
Balance at July 4, 2021	50,335	$503	$827,139	$518,774	(5,492)	$(319,274)	$(159,391)	$6,347	$874,098

Net income	—	—	—	41,264	—	—	—	53	41,317
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	28,126	(147)	27,979
Retirement Savings Plan stock contributions	—	—	87	—	29	(71)	—	—	16
Exercise of stock options, net of tax withholding forfeitures	—	—	(59)	—	1	20	—	—	(39)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,528)	—	16	1,473	—	—	(55)
Share-based compensation	—	—	4,729	—	—	—	—	—	4,729
Common stock dividends ($0.05 per share)	—	—	—	(2,274)	—	—	—	—	(2,274)
Balance at October 3, 2021	50,335	$503	$830,368	$557,764	(5,446)	$(317,852)	$(131,265)	$6,253	$945,771

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2019	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	(2,916)	—	—	—	—	(2,916)
Net loss	—	—	—	(11,189)	—	—	—	(30)	(11,219)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,323	(150)	22,173
Exercise of stock options, net of tax withholding forfeitures	—	—	(542)	—	7	370	—	—	(172)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,631)	—	29	1,800	—	—	(831)
Share repurchase program	—	—	—	—	(592)	(21,239)	—	—	(21,239)
Share-based compensation	—	—	3,708	—	—	—	—	—	3,708
Common stock dividends ($0.05 per share)	—	—	—	(2,288)	—	—	—	—	(2,288)
Balance at March 29, 2020	50,335	$503	$812,490	$501,611	(5,433)	$(326,266)	$(41,095)	$5,792	$953,035

Net income (loss)	—	—	—	(67,905)	—	—	—	24	(67,881)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(44,446)	147	(44,299)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,598)	—	27	1,543	—	—	(55)
Share repurchase program	—	—	—	—	(384)	(13,761)	—	—	(13,761)
Share-based compensation	—	—	5,090	—	—	—	—	—	5,090
Common stock dividends ($0.05 per share)	—	—	—	(2,247)	—	—	—	—	(2,247)
Balance at June 28, 2020	50,335	$503	$815,982	$431,459	(5,790)	$(338,484)	$(85,541)	$5,963	$829,882

Net income	—	—	—	16,996	—	—	—	85	17,081
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(51,917)	143	(51,774)
Retirement Savings Plan stock contributions	—	—	(747)	—	33	1,823	—	—	1,076
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,426)	—	17	1,153	—	—	(273)
Share-based compensation	—	—	4,852	—	—	—	—	—	4,852
Common stock dividends ($0.05 per share)	—	—	—	(2,257)	—	—	—	—	(2,257)
Balance at September 27, 2020	50,335	$503	$818,661	$446,198	(5,740)	$(335,508)	$(137,458)	$6,191	$798,587

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 4, 2021, the 94th day of our fiscal year 2021. Our fiscal second and third quarters each have 91 days. The nine months ended October 3, 2021 and September 27, 2020 included 276 days and 271 days, respectively.
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
As of and during the three and nine months ended October 3, 2021 and September 27, 2020, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 11). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended October 3, 2021 and September 27, 2020.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of October 3, 2021, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of October 3, 2021, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $8.4 million, $6.7 million, and $3.3 million, respectively.
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
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our Condensed Consolidated financial statements as of or for the periods ended October 3, 2021 and September 27, 2020.
Furthermore, certain subsidiaries of our Opterna and OTN Systems N.V. (OTN Systems) businesses, which we acquired in April of 2019 and January 2021, respectively, include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the respective acquisition dates. The results that are attributable to the noncontrolling interest holders are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. The subsidiaries of Opterna and OTN Systems that include noncontrolling interests are not material to our Condensed Consolidated financial statements as of or for the periods ended October 3, 2021 and September 27, 2020.
Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.
The following tables present our revenues disaggregated by major product category.

	Broadband & 5G	Cyber-security	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended October 3, 2021	(In thousands)
Enterprise Solutions	$124,330	$—	$—	$161,901	$286,231
Industrial Solutions	—	26,074	318,530	—	344,604
Total	$124,330	$26,074	$318,530	$161,901	$630,835

Three Months Ended September 27, 2020
Enterprise Solutions	$115,149	$—	$—	$113,948	$229,097
Industrial Solutions	—	27,384	219,358	—	246,742
Total	$115,149	$27,384	$219,358	$113,948	$475,839

Nine Months Ended October 3, 2021
Enterprise Solutions	$354,181	$—	$—	$425,933	$780,114
Industrial Solutions	—	79,899	909,177	—	989,076
Total	$354,181	$79,899	$909,177	$425,933	$1,769,190

Nine Months Ended September 27, 2020
Enterprise Solutions	$318,765	$—	$—	$325,919	$644,684
Industrial Solutions	—	78,829	640,663	—	719,492
Total	$318,765	$78,829	$640,663	$325,919	$1,364,176
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended October 3, 2021	(In thousands)
Enterprise Solutions	$216,565	$34,963	$34,703	$286,231
Industrial Solutions	203,138	90,082	51,384	344,604
Total	$419,703	$125,045	$86,087	$630,835

Three Months Ended September 27, 2020
Enterprise Solutions	$170,734	$30,185	$28,178	$229,097
Industrial Solutions	148,421	59,180	39,141	246,742
Total	$319,155	$89,365	$67,319	$475,839

Nine Months Ended October 3, 2021
Enterprise Solutions	$571,379	$113,367	$95,368	$780,114
Industrial Solutions	584,853	258,124	146,099	989,076
Total	$1,156,232	$371,491	$241,467	$1,769,190

Nine Months Ended September 27, 2020
Enterprise Solutions	$481,007	$92,197	$71,480	$644,684
Industrial Solutions	429,461	182,406	107,625	719,492
Total	$910,468	$274,603	$179,105	$1,364,176
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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended October 3, 2021 and September 27, 2020.
The following table presents estimated and accrued variable consideration:

	October 3, 2021	December 31, 2020

	(in thousands)
Accrued rebates included in accrued liabilities	$43,627	$32,192
Accrued returns included in accrued liabilities	11,749	13,016
Price adjustments recognized against gross accounts receivable	28,372	25,244
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of October 3, 2021, total deferred revenue was $79.1 million, and of this amount, $53.9 million is expected to be recognized within the next twelve months, and the remaining $25.2 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity during the three and nine months ended October 3, 2021 and September 27, 2020:

	2021	2020

	(In thousands)
Beginning balance at January 1	$77,648	$70,070
New deferrals	24,505	23,830
Acquisition of OTN Systems	5,997	—
Revenue recognized	(24,387)	(24,415)
Balance at the end of Q1	83,763	69,485

New deferrals	20,596	21,322
Adjustments related to acquisitions	(2,740)	—
Revenue recognized	(19,542)	(22,200)
Balance at the end of Q2	82,077	68,607

New deferrals	20,472	22,243
Revenue recognized	(23,481)	(20,649)
Balance at the end of Q3	$79,068	$70,201
Service-type warranties represent $11.6 million of the deferred revenue balance at October 3, 2021, and of this amount $4.7 million is expected to be recognized in the next twelve months, and the remaining $6.9 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $6.0 million and $4.6 million as of October 3, 2021 and September 27, 2020, respectively. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended		Nine Months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Sales commissions	$5,529	$4,240	$14,121	$12,270
Note 3:  Acquisitions
OTN Systems N.V.
We acquired 100% of the shares of OTN Systems on January 29, 2021 for a preliminary purchase price, net of cash acquired, of $73.3 million, which was funded with cash on hand. OTN Systems, based in Olen, Belgium, is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. The acquisition of OTN Systems supports one of our key strategic priorities related to the growing demand for industrial automation by adding proprietary technology and mission-critical hardware and software products for more complete end-to-end solutions. The results of OTN Systems have been included in our Condensed Consolidated Financial Statements from January 29, 2021, and are reported within the Industrial Solutions segment. Belden assumed $1.8 million of OTN Systems' debt as part of the transaction, which was subsequently paid on the acquisition date. A subsidiary of OTN Systems includes a noncontrolling interest. Because OTN Systems has a controlling financial interest in the subsidiary, it is consolidated into our financial statements. The results that are attributable to the noncontrolling interest holder are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
The following table summarizes the estimated, preliminary fair values of the assets acquired and the liabilities assumed as of January 29, 2021 (in thousands):

Receivables	$5,036
Inventories	10,700
Other current assets	1,361
Property, plant and equipment	602
Intangible assets	39,930
Goodwill	38,915
Operating lease right-of-use assets	4,144
Other long-lived assets	706
Total assets acquired	$101,394

Accounts payable	$5,931
Accrued liabilities	4,485
Deferred revenues	3,260
Long-term debt	1,841
Post retirement benefits	3,581
Deferred income taxes	4,889
Long-term operating lease liabilities	3,271
Other long-term liabilities	771
Total liabilities assumed	$28,029

Net assets	$73,365
Noncontrolling interests	20

Net assets attributable to Belden	$73,345
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

The preliminary fair value of acquired receivables is $5.0 million, which is equivalent to its gross contractual amount. During the third quarter of 2021, we recorded measurement-period adjustments that decreased goodwill by $0.6 million. The impact of these adjustments to the Condensed Consolidated Statements of Operations was immaterial.
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
The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$26,400	6.8
Customer relationships	6,200	15.0
Sales backlog	3,600	5.0
Trademarks	3,070	14.8
Non-compete agreements	660	2
Total intangible assets subject to amortization	$39,930

Intangible assets not subject to amortization:
Goodwill	$38,915	n/a
Total intangible assets not subject to amortization	$38,915

Total intangible assets	$78,845
Weighted average amortization period		8.5
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

Our consolidated revenues and income before taxes for the three months ended October 3, 2021 included $7.6 million and $(2.9) million, respectively, from OTN Systems. For the three months ended October 3, 2021, income before taxes included $0.6 million of severance and other restructuring costs, $1.4 million of amortization of intangible assets, and $0.4 million of cost of sales related to the adjustment of acquired inventory to fair value for OTN Systems.

Our consolidated revenues and income before taxes for the nine months ended October 3, 2021 included $20.5 million and $(7.1) million, respectively, from OTN Systems. For the nine months ended October 3, 2021, income before taxes included $2.3 million of severance and other restructuring costs, $3.7 million of amortization of intangible assets, and $2.4 million of cost of sales related to the adjustment of acquired inventory to fair value for OTN Systems.

The following table illustrates the unaudited pro forma effect on operating results as if the OTN Systems acquisition had been completed as of January 1, 2020.

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands, except per share data)
	(Unaudited)
Revenues	$631,338	$479,137	$1,770,941	$1,380,778
Net income from continuing operations attributable to Belden common stockholders	42,041	17,071	114,752	30,285
Diluted income from continuing operations per share attributable to Belden common stockholders	$0.93	$0.38	$2.54	$0.67
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
Opterna International Corp.
Our acquisition of Opterna International Corp. (Opterna) in 2019 included potential earn-out consideration. As of the acquisition date, we estimated the fair value of the earn-out to be $5.8 million. The earn-out period ended in 2021, and the financial targets tied to the earn-out were not achieved. We reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses in the nine months ended October 3, 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment.
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
During the third quarter of 2021, we entered into an agreement to sell and lease back certain Industrial Solutions segment real estate in Germany and met the criteria to classify the assets as held for sale. At such time, the carrying value of the assets exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $2.3 million. Therefore, we recognized an impairment charge in Selling, General and Administrative Expenses equal to this amount in the third quarter of 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. We expect to close on the sale and lease back of the real estate in the fourth quarter of 2021.

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

We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 for gross cash consideration of $120.0 million, or approximately $56.2 million net of cash delivered with the business. The sale also included deferred consideration consisting of a $175.0 million seller’s note that is expected to mature in 2025, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. The seller’s note accrues PIK interest at an annual rate of 8.5%. During the three and nine months ended October 3, 2021, the seller's note accrued interest of $3.9 million and $11.6 million, respectively, which we reserved for based on our expected loss allowance methodology. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note is $34.9 million, which we recorded in Other Long-Lived Assets. We accounted for the earnout under a loss recovery approach and did not record an asset as of the disposal date. Any subsequent recognition of an earnout will be based on the gain contingency guidance.

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

The following table summarizes the operating results of the disposal group for the three and nine months ended September 27, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	September 27, 2020	September 27, 2020
	(In Thousands)
Revenues	$1,334	$109,195
Cost of sales	(1,008)	(70,199)
Gross profit	326	38,996
Selling, general and administrative expenses	(574)	(37,435)
Research and development expenses	(610)	(15,083)
Asset impairment of discontinued operations	—	(113,007)
Interest expense, net	(12)	(432)
Non-operating pension cost	27	(169)
Loss before taxes	$(843)	$(127,130)
We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $113.0 million in the nine months ended September 27, 2020. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.
The disposal group had capital expenditures of approximately $0.3 million and $16.7 million during the three and nine months ended September 27, 2020, respectively. The disposal group recognized credits to stock-based compensation of $0.0 million and $0.9 million during the three and nine months ended September 27, 2020, respectively. The disposal group did not have any significant non-cash charges for investing activities during the nine months ended September 27, 2020.

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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended October 3, 2021
Segment revenues	$286,231	$345,107	$631,338
Segment EBITDA	40,156	59,582	99,738
Depreciation expense	5,270	6,000	11,270
Amortization of intangibles	4,427	5,269	9,696
Amortization of software development intangible assets	20	770	790
Severance, restructuring, and acquisition integration costs	3,381	947	4,328
Adjustments related to acquisitions and divestitures	(510)	2,974	2,464
Segment assets	552,416	608,262	1,160,678

As of and for the three months ended September 27, 2020
Segment revenues	$229,097	$246,742	$475,839
Segment EBITDA	26,250	38,391	64,641
Depreciation expense	5,005	5,450	10,455
Amortization of intangibles	5,408	10,696	16,104
Amortization of software development intangible assets	73	456	529
Severance, restructuring, and acquisition integration costs	1,337	20	1,357
Segment assets	519,142	486,110	1,005,252

As of and for the nine months ended October 3, 2021
Segment revenues	$780,114	$990,428	$1,770,542
Segment EBITDA	103,531	167,676	271,207
Depreciation expense	15,985	18,212	34,197
Amortization of intangibles	13,202	15,543	28,745
Amortization of software development intangible assets	72	2,014	2,086
Severance, restructuring, and acquisition integration costs	7,756	4,783	12,539
Adjustments related to acquisitions and divestitures	(6,828)	11,825	4,997
Segment assets	552,416	608,262	1,160,678

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)

As of and for the nine months ended September 27, 2020
Segment revenues	$644,684	$719,492	$1,364,176
Segment EBITDA	73,193	100,367	173,560
Depreciation expense	15,208	15,861	31,069
Amortization of intangibles	16,266	32,040	48,306
Amortization of software development intangible assets	184	1,061	1,245
Severance, restructuring, and acquisition integration costs	6,310	3,138	9,448
Adjustments related to acquisitions and divestitures	125	—	125
Segment assets	519,142	486,110	1,005,252
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Total Segment Revenues	$631,338	$475,839	$1,770,542	$1,364,176
Adjustments related to acquisitions	(503)	—	(1,352)	—
Consolidated Revenues	$630,835	$475,839	$1,769,190	$1,364,176

Total Segment EBITDA	$99,738	$64,641	$271,207	$173,560
Amortization of intangibles	(9,696)	(16,104)	(28,745)	(48,306)
Depreciation expense	(11,270)	(10,455)	(34,197)	(31,069)
Severance, restructuring, and acquisition integration costs (1)	(4,328)	(1,357)	(12,539)	(9,448)
Amortization of software development intangible assets	(790)	(529)	(2,086)	(1,245)
Adjustments related to acquisitions and divestitures (2)	(2,464)	—	(4,997)	(125)
Eliminations	(24)	(69)	(72)	(402)
Consolidated operating income	71,166	36,127	188,571	82,965
Interest expense, net	(16,251)	(15,607)	(46,640)	(43,188)
Loss on debt extinguishment	(5,715)	—	(5,715)	—
Total non-operating pension benefit	992	680	3,121	2,079
Consolidated income from continuing operations before taxes	$50,192	$21,200	$139,337	$41,856

(1) See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three months ended October 3, 2021, we recognized a $2.3 million impairment on assets held for sale, collected $0.7 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, included $0.5 million in Segment EBITDA for the purchase accounting effect of recording deferred revenue at fair value for the OTN Systems acquisition, and recognized cost of sales of $0.4 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition. During the nine months ended October 3, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized a $5.7 million impairment on assets held for sale, recognized a $3.6 million impairment on assets held and used, recognized cost of sales of $2.4 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition, collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, and included $1.3 million in Segment EBITDA for the purchase accounting effect of recording deferred revenue at fair value for the OTN Systems acquisition. During the nine months ended September 27, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.

Note 7: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Numerator:
Income from continuing operations	$41,317	$20,569	$114,030	$38,633
Less: Net income attributable to noncontrolling interest	53	85	336	79
Income from continuing operations attributable to Belden stockholders	41,264	20,484	113,694	38,554
Add: Loss from discontinued operations, net of tax	—	(6,231)	—	(103,395)
Add: Gain on disposal of discontinued operations, net of tax	—	2,743	—	2,743
Net income (loss) attributable to Belden stockholders	$41,264	$16,996	$113,694	$(62,098)

Denominator:
Weighted average shares outstanding, basic	44,851	44,567	44,762	44,834
Effect of dilutive common stock equivalents	574	142	480	134
Weighted average shares outstanding, diluted	45,425	44,709	45,242	44,968
For the three and nine months ended October 3, 2021, diluted weighted average shares outstanding exclude outstanding equity awards of 1.0 million and 1.2 million, respectively, as they are anti-dilutive. In addition, for the three and nine months ended October 3, 2021, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.3 million, respectively, because the related performance conditions have not been satisfied.
For the three and nine months ended September 27, 2020, diluted weighted average shares outstanding exclude outstanding equity awards of 1.6 million and 1.5 million, respectively, as they are anti-dilutive. In addition, for both the three and nine months ended September 27, 2020, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million because the related performance conditions have not been satisfied.
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
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three and nine months ended October 3, 2021 and September 27, 2020, respectively:

	2021	2020

	(In thousands)
Beginning balance at January 1	$5,150	$2,569
Adoption adjustment	—	1,011
Current period provision	82	(172)
Write-offs	(57)	—
Recoveries collected	(23)	(9)
Fx impact	(17)	(213)
Q1 ending balance	5,135	3,186

Current period provision	305	2,621
Disposals	(192)	—
Write-offs	(20)	(52)
Recoveries collected	(36)	(100)
Fx impact	(25)	37
Q2 ending balance	5,167	5,692

Current period provision	86	(108)
Write-offs	(252)	(76)
Recoveries collected	(107)	—
Fx impact	(17)	29
Q3 ending balance	$4,877	$5,537
Note 9:  Inventories
The following table presents the major classes of inventories as of October 3, 2021 and December 31, 2020, respectively:

	October 3, 2021	December 31, 2020

	(In thousands)
Raw materials	$142,000	$106,514
Work-in-process	38,046	32,011
Finished goods	170,427	141,042
Gross inventories	350,473	279,567
Excess and obsolete reserves	(38,385)	(32,269)
Net inventories	$312,088	$247,298

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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and nine months ended October 3, 2021 and September 27, 2020, the rent expense for short-term leases was not material.

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

We are party to a lease guarantee, whereby Belden has covenanted the lease payments for one of Snell Advanced Media's (SAM) property leases through its 2035 expiration date. The lease guarantee was executed in 2018 following the acquisition of SAM, which we subsequently sold on July 2, 2020 as part of the Grass Valley disposal group (see Note 5). This lease guarantee was retained by Belden and not transferred to Black Dragon Capital as part of the sale of Grass Valley. Belden would be required to make lease payments only if the primary obligor, Black Dragon Capital, fails to make the payments. As of October 3, 2021, the SAM lease has approximately $20.2 million of lease payments remaining, but we do not believe that it is probable that we have incurred a liability from the guarantee.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Operating lease cost	$5,112	$3,571	$13,958	$10,512

Finance lease cost
Amortization of right-of-use asset	$196	$35	$251	$101
Interest on lease liabilities	4	4	9	13
Total finance lease cost	$200	$39	$260	$114

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,480	$3,891	$12,853	$11,352
Operating cash flows from finance leases	5	4	10	13
Financing cash flows from finance leases	3,041	43	3,116	130

Supplemental balance sheet information related to leases was as follows:

	October 3, 2021	December 31, 2020

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$57,141	$54,787

Accrued liabilities	$16,292	$14,742
Long-term operating lease liabilities	47,054	46,398
Total operating lease liabilities	$63,346	$61,140

Finance leases:
Other long-lived assets, at cost	$3,662	$764
Accumulated depreciation	(332)	(483)
Other long-lived assets, net	$3,330	$281

Weighted Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	4 years	3 years

Weighted Average Discount Rate
Operating leases	6.0%	6.6%
Finance leases	4.5%	4.9%

The following table summarizes maturities of lease liabilities as of October 3, 2021 and December 31, 2020, respectively:

	October 3, 2021	December 31, 2020

	(In thousands)
2021	$5,270	$19,250
2022	19,736	16,305
2023	15,624	12,552
2024	12,251	9,516
2025	11,022	8,718
Thereafter	11,910	8,901
Total	$75,813	$75,242
Note 11:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $11.3 million and $34.2 million in the three and nine months ended October 3, 2021, respectively. We recognized depreciation expense of $10.5 million and $31.1 million in the three and nine months ended September 27, 2020, respectively.
We recognized amortization expense related to our intangible assets of $10.5 million and $30.8 million in the three and nine months ended October 3, 2021, respectively. We recognized amortization expense related to our intangible assets of $16.6 million and $49.6 million in the three and nine months ended September 27, 2020, respectively.
Asset Impairment
During the first quarter of 2021, we committed to a plan to sell our oil and gas cable business in Brazil, and recognized an impairment charge of $3.4 million. During the second quarter of 2021, we completed the sale of this business. See Note 4.

Also in the first quarter of 2021, we performed a recoverability test over certain held and used long-lived assets in our Industrial Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge in Selling, General and Administrative Expenses during the nine months ended October 3, 2021 to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment.
During the third quarter of 2021, we entered into an agreement to sell and lease back certain real estate in Germany, and recognized an impairment charge of $2.3 million. See Note 4.
Note 12:  Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program
We have executed a cost reduction program to streamline the organizational structure and invest in technology to drive productivity. We recognized $0.0 million and $3.5 million of severance and other restructuring costs for this program during the three and nine months ended October 3, 2021, respectively, and $0.2 million and $3.2 million during the three and nine months ended September 27, 2020, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is substantially complete and has delivered a reduction in selling, general, and administrative expenses of approximately $60 million on an annual basis. We expect to recognize costs of approximately $5 million for this program during the fourth quarter of 2021.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN Systems, SPC, and Opterna with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.8 million and $3.2 million of severance and other restructuring costs for this program during the three and nine months ended October 3, 2021, respectively. We recognized $0.9 million and $4.0 million of severance and other restructuring costs for this program during the three and nine months ended September 27, 2020, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. We do not expect to incur significant incremental costs for this program in 2021.
The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities during the three and nine months ended October 3, 2021 and September 27, 2020:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended October 3, 2021	(In thousands)
Enterprise Solutions	$(77)	$3,458	$3,381
Industrial Solutions	(51)	998	947
Total	$(128)	$4,456	$4,328

Three Months Ended September 27, 2020
Enterprise Solutions	$327	$1,010	$1,337
Industrial Solutions	314	(294)	20
Total	$641	$716	$1,357

Nine Months Ended October 3, 2021
Enterprise Solutions	$1,031	$6,725	$7,756
Industrial Solutions	1,651	3,132	4,783
Total	$2,682	$9,857	$12,539

Nine Months Ended September 27, 2020
Enterprise Solutions	$1,162	$5,148	$6,310
Industrial Solutions	1,132	2,006	3,138
Total	$2,294	$7,154	$9,448
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

The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Cost of sales	$2,943	$85	$4,306	$222
Selling, general and administrative expenses	1,385	1,272	8,233	9,226
Total	$4,328	$1,357	$12,539	$9,448
Accrued Severance
The table below summarizes severance activity, included in accrued liabilities, for the Cost Reduction Program and the Acquisition Integration Program discussed above for the three and nine months ended October 3, 2021 and September 27, 2020, respectively.

	2021	2020

	(In thousands)
Beginning year balance	$7,085	$19,575
New charges	2,060	2,529
Cash payments	(1,798)	(4,483)
Foreign currency translation	49	(89)
Other adjustments	—	(4,147)
Balance at the end of Q1	7,396	13,385

New charges	458	4,660
Cash payments	(1,023)	(4,795)
Foreign currency translation	(4)	(132)
Other adjustments	(59)	(1,420)
Balance at the end of Q2	$6,768	$11,698

New charges	63	2,060
Cash payments	(941)	(3,968)
Foreign currency translation	(2)	(156)
Other adjustments	(197)	(1,541)
Balance at the end of Q3	$5,691	$8,093
The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken.
Note 13:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	October 3, 2021	December 31, 2020

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
2.875% Senior subordinated notes due 2025	—	367,110
4.125% Senior subordinated notes due 2026	232,320	244,740
3.375% Senior subordinated notes due 2027	522,720	550,665
3.875% Senior subordinated notes due 2028	406,560	428,295
3.375% Senior subordinated notes due 2031	348,480	—
Total senior subordinated notes	1,510,080	1,590,810
Less unamortized debt issuance costs	(17,438)	(17,084)
Long-term debt	$1,492,642	$1,573,726
Revolving Credit Agreement due 2026
On June 2, 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. We paid approximately $2.2 million of fees associated with the amended Revolver, which will be amortized over its term using the effective interest method. As of October 3, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $293.9 million.
Senior Subordinated Notes
We had outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). In September 2021, we repurchased the full €300.0 million 2025 Notes outstanding for cash consideration of €300.0 million ($358.5 million), including a prepayment penalty, and recognized a $5.7 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of October 3, 2021 is $232.3 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2031, 2028, and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of October 3, 2021 is $522.7 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031, 2028, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of October 3, 2021 is $406.6 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.

In July 2021, we completed an offering for €300.0 million ($356.0 million at issuance) aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of October 3, 2021 is $348.5 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year, commencing January 15, 2022. We paid approximately $5.6 million of fees associated with the issuance of the 2031 Notes, which will be amortized over the life of the 2031 Notes using the effective interest method. We used the net proceeds from this offering, along with cash on hand, to fund the full redemption of the 2025 Notes - see further discussion above.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of October 3, 2021 was approximately $1,556.8 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,510.1 million as of October 3, 2021.
Note 14:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of October 3, 2021, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the nine months ended October 3, 2021 and September 27, 2020, the transaction gain/(loss) associated with the net investment hedge reported in other comprehensive income was $47.9 million and $(13.1) million, respectively. During the nine months ended September 27, 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.
Note 15:  Income Taxes
For the three and nine months ended October 3, 2021, we recognized income tax expense of $8.9 million and $25.3 million, respectively, representing an effective tax rate of 17.7% and 18.2%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
For the three and nine months ended September 27, 2020, we recognized income tax expense of $0.6 million and $3.2 million, respectively, representing an effective tax rate of 3.0% and 7.7%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.9 million and $2.1 million in the three and nine months ended September 27, 2020, respectively.
Note 16:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Service cost	$941	$885	$8	$8
Interest cost	1,914	2,493	182	202
Expected return on plan assets	(4,081)	(4,091)	—	—
Amortization of prior service cost	27	47	—	—
Actuarial losses (gains)	971	688	(5)	(19)
Net periodic benefit cost (income)	$(228)	$22	$185	$191

	Pension Obligations		Other Postretirement Obligations
Nine Months Ended	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Service cost	$2,982	$2,709	$26	$24
Interest cost	5,617	7,240	545	599
Expected return on plan assets	(12,276)	(12,035)	—	—
Amortization of prior service cost	83	136	—	—
Actuarial losses (gains)	2,926	2,038	(16)	(57)
Net periodic benefit cost (income)	$(668)	$88	$555	$566
Note 17:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands)
Net income (loss)	$41,317	$17,081	$114,030	$(62,019)
Foreign currency translation adjustments, net of tax	27,221	(52,910)	57,728	(75,791)
Adjustments to pension and postretirement liability, net of tax	758	1,136	2,285	1,891
Total comprehensive income (loss)	69,296	(34,693)	174,043	(135,919)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(94)	228	(237)	219
Comprehensive income (loss) attributable to Belden	$69,390	$(34,921)	$174,280	$(136,138)
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2020	$(131,181)	$(60,670)	$(191,851)
Other comprehensive income attributable to Belden before reclassifications	59,278	—	59,278
Amounts reclassified from accumulated other comprehensive income (loss)	(977)	2,285	1,308
Net current period other comprehensive income attributable to Belden	58,301	2,285	60,586
Balance at October 3, 2021	$(72,880)	$(58,385)	$(131,265)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended October 3, 2021:

	Amount Reclassified from Accumulated Other Comprehensive Income (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$2,910	(1)
Prior service cost	83	(1)
Total before tax	2,993
Tax benefit	(708)
Total net of tax	$2,285
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16).
(2) We reclassified $1.0 million of accumulated foreign currency translation gains associated with the sale of our oil and gas cable business in Brazil.
Note 18: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the nine months ended October 3, 2021, we did not repurchase any stock. During the nine months ended September 27, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83.

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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, and Indian rupee. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 45% of our consolidated revenues during the quarter ended October 3, 2021 were to customers outside of the U.S.
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
Amended Revolving Credit Agreement
During the second quarter of 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We paid approximately $2.2 million of fees associated with the amended Revolver, which are being amortized over its term using the effective interest method. As of October 3, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $293.9 million. See Note 13.
Debt Refinancing
During the three and nine months ended October 3, 2021, we completed an offering for €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031. With the proceeds from this offering and cash on hand, we repurchased all of the €300.0 million aggregate principal amount of 2.875% senior subordinated notes previously due 2025. We recognized a $5.7 million loss on debt extinguishment for the premiums paid to the bond holders to retire the 2025 Notes and for the unamortized debt issuance costs on the 2025 Notes that we were required to write-off. See Note 13.
OTN Systems Acquisition
We acquired 100% of the shares of OTN Systems on January 29, 2021 for a purchase price, net of cash acquired, of $73.3 million. OTN Systems, based in Olen, Belgium, is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. The acquisition of OTN Systems supports one of our key strategic priorities related to the growing demand for industrial automation by adding proprietary technology and mission-critical hardware and software products for more complete end-to-end solutions. The results of OTN Systems have been included in our Condensed Consolidated Financial Statements from January 29, 2021, and are reported within the Industrial Solutions segment. See Note 3.

Sale-Leaseback
During the three and nine months ended October 3, 2021, we entered into an agreement to sell and lease back certain property in Germany. The closing of the sale and the commencement of the lease is expected to occur during the fourth quarter of 2021. During the third quarter of 2021, we performed a recoverability test on the assets and determined that the carrying values of the assets were not recoverable and recognized a $2.3 million impairment charge in Selling, General and Administrative Expenses to write them down to fair value. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. See Note 4.
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
Long-Lived Asset Impairment
During the nine months ended October 3, 2021, we performed a recoverability test on certain held and used long-lived assets in our Industrial Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge in Selling, General and Administrative Expenses to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. See Note 11.
Opterna Earn-Out
Our acquisition of Opterna in 2019 included potential earn-out consideration, which as of the acquisition date, had an estimated fair value of $5.8 million. As the financial targets tied to the earn-out were not achieved within the contractual timeframe, we reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses during the nine months ended October 3, 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment. See Note 4.
Cost Reduction Program
We have executed a cost reduction program to streamline the organizational structure and invest in technology to drive productivity. We recognized $0.0 million and $3.5 million of severance and other restructuring costs for this program during the three and nine months ended October 3, 2021, respectively. The cost reduction program is substantially complete and has delivered a reduction in selling, general, and administrative expenses of approximately $60 million on an annual basis. We expect to recognize costs of approximately $5 million for this program during the fourth quarter of 2021. See Note 12.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN Systems, SPC, and Opterna with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.8 million and $3.2 million of severance and other restructuring costs for this program during the three and nine months ended October 3, 2021, respectively. We do not expect to incur significant incremental costs for this program in 2021. See Note 12.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies
During the nine months ended October 3, 2021:
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
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 3, 2021	September 27, 2020		October 3, 2021	September 27, 2020

	(In thousands, except percentages)
Revenues	$630,835	$475,839	32.6%	$1,769,190	$1,364,176	29.7%
Gross profit	223,276	167,592	33.2%	626,155	488,033	28.3%
Selling, general and administrative expenses	(109,963)	(85,037)	29.3%	(313,966)	(275,129)	14.1%
Research and development expenses	(32,451)	(30,324)	7.0%	(94,873)	(81,633)	16.2%
Amortization of intangibles	(9,696)	(16,104)	(39.8)%	(28,745)	(48,306)	(40.5)%
Operating income	71,166	36,127	97.0%	188,571	82,965	127.3%
Interest expense, net	(16,251)	(15,607)	4.1%	(46,640)	(43,188)	8.0%
Loss on debt extinguishment	(5,715)	—	n/a	(5,715)	—	n/a
Non-operating pension benefit	992	680	45.9%	3,121	2,079	50.1%
Income from continuing operations before taxes	50,192	21,200	136.8%	139,337	41,856	232.9%
Revenues increased $155.0 million and $405.0 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $115.7 million and $270.1 million increase in revenues, respectively.
•Copper prices had a $30.4 million and $91.2 million favorable impact on revenues, respectively.
•Currency translation had a $4.6 million and $27.5 million favorable impact on revenues, respectively.
•Acquisitions contributed an estimated $8.2 million and $21.2 million in revenues, respectively.
•Divestitures had a $3.9 million and $5.0 million unfavorable impact on revenues, respectively.

Gross profit increased $55.7 million and $138.1 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 due to the increases in revenues discussed above.

Selling, general and administrative expenses increased $24.9 million and $38.8 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities as well as increases from incentive compensation, acquisitions, and the impact of currency translation.
Research and development expenses increased $2.1 million and $13.2 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.
Amortization of intangibles decreased $6.4 million and $19.6 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 primarily due to certain intangible assets becoming fully amortized.

Operating income increased $35.0 million and $105.6 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 primarily as a result of the increase in gross profit discussed above.
Net interest expense increased $0.6 million and $3.5 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 primarily due to currency translation.
Loss on debt extinguishment increased $5.7 million in both the three and nine months ended October 3, 2021 from the comparable periods of 2020 due to the debt refinancing that took place during the third quarter of 2021. The $5.7 million loss on debt extinguishment represents the premium paid to the bond holders to retire the 2025 Notes and for the unamortized debt issuance costs on the 2025 Notes that we were required to write-off. See Note 13.
Income from continuing operations before taxes increased $29.0 million and $97.5 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 primarily due to the increase in operating income discussed above.
Income Taxes

	Three Months Ended			Nine Months Ended
	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change

	(In thousands, except percentages)
Income before taxes	$50,192	$21,200	136.8%	$139,337	$41,856	232.9%
Income tax expense	8,875	631	1,306.5%	25,307	3,223	685.2%
Effective tax rate	17.7%	3.0%		18.2%	7.7%
For the three and nine months ended October 3, 2021, we recognized income tax expense of $8.9 million and $25.3 million, representing an effective tax rate of 17.7% and 18.2%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. For the three and nine months ended September 27, 2020, we recognized income tax expense of $0.6 million and $3.2 million, respectively, representing an effective tax rate of 3.0% and 7.7%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.9 million and $2.1 million in the three and nine months ended September 27, 2020, respectively.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Nine Months Ended
	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change

	(In thousands, except percentages)
Adjusted Revenues	$631,338	$475,839	32.7%	$1,770,542	$1,364,176	29.8%
Adjusted EBITDA	100,706	65,252	54.3%	274,256	175,237	56.5%
as a percent of adjusted revenues	16.0%	13.7%		15.5%	12.8%
Adjusted Revenues increased $155.5 million and $406.4 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $115.7 million and $270.1 million increase in revenues, respectively.
•Copper prices had a $30.4 million and $91.2 million favorable impact on revenues, respectively.
•Currency translation had a $4.6 million and $27.5 million favorable impact on revenues, respectively.
•Acquisitions contributed an estimated $8.7 million and $22.6 million in revenues, respectively.
•Divestitures had a $3.9 million and $5.0 million unfavorable impact on revenues, respectively.

Adjusted EBITDA increased $35.5 million and $99.0 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020 primarily due to leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins in the three and nine months ended October 3, 2021 expanded to 16.0% and 15.5% from 13.7% and 12.8% in the comparable periods of 2020, respectively.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(In thousands, except percentages)
GAAP revenues	$630,835	$475,839	$1,769,190	$1,364,176
Adjustments related to acquisitions	503	—	1,352	—
Adjusted revenues	$631,338	$475,839	$1,770,542	$1,364,176

GAAP income from continuing operations	$41,317	$20,569	$114,030	$38,633
Interest expense, net	16,251	15,607	46,640	43,188
Depreciation expense	11,270	10,455	34,197	31,069
Amortization of intangible assets	9,696	16,104	28,745	48,306
Income tax expense	8,875	631	25,307	3,223
Severance, restructuring, and acquisition integration costs (1)	4,328	1,357	12,539	9,448
Loss on debt extinguishment	5,715	—	5,715	—
Adjustments related to acquisitions and divestitures (2)	2,464	—	4,997	125
Amortization of software development intangible assets	790	529	2,086	1,245
Adjusted EBITDA	$100,706	$65,252	$274,256	$175,237

GAAP income from continuing operations margin	6.5%	4.3%	6.4%	2.8%
Adjusted EBITDA margin	16.0%	13.7%	15.5%	12.8%

(1) See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.

(2) During the three months ended October 3, 2021, we recognized a $2.3 million impairment on assets held for sale, collected $0.7 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, included $0.5 million in Segment EBITDA for the purchase accounting effect of recording deferred revenue at fair value for the OTN Systems acquisition, and recognized cost of sales of $0.4 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition. During the nine months ended October 3, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized a $5.7 million impairment on assets held for sale, recognized a $3.6 million impairment on assets held and used, recognized cost of sales of $2.4 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition, collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, and included $1.3 million in Segment EBITDA for the purchase accounting effect of recording deferred revenue at fair value for the OTN Systems acquisition. During the nine months ended September 27, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.
Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended			Nine Months Ended
	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change

	(In thousands, except percentages)
Segment Revenues	$286,231	$229,097	24.9%	$780,114	$644,684	21.0%
Segment EBITDA	40,156	26,250	53.0%	103,531	73,193	41.4%
as a percent of segment revenues	14.0%	11.5%		13.3%	11.4%
Enterprise Solutions revenues increased $57.1 million and $135.4 million in the three and nine months ended October 3, 2021, respectively, from the comparable periods of 2020. As compared to the year ago period, for the three months ended October 3, 2021, increases in volume, higher copper prices, and favorable currency translation contributed $41.6 million, $13.9 million, and $1.6 million, respectively. As compared to the year ago period, for the nine months ended October 3, 2021, increases in volume, higher copper prices, and favorable currency translation contributed $90.5 million, $37.4 million, and $7.5 million, respectively.
Enterprise Solutions EBITDA increased $13.9 million and $30.3 million in the three and nine months ended October 3, 2021, respectively, compared to the year ago periods primarily as a result of the increase in revenues discussed above.
Industrial Solutions

	Three Months Ended			Nine Months Ended
	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change

	(In thousands, except percentages)
Segment Revenues	$345,107	$246,742	39.9%	$990,428	$719,492	37.7%
Segment EBITDA	59,582	38,391	55.2%	167,676	100,367	67.1%
as a percent of segment revenues	17.3%	15.6%		16.9%	13.9%
Industrial Solutions revenues increased $98.4 million and $270.9 million in the three and nine months ended October 3, 2021 from the comparable periods of 2020. The increase in revenues in the three months ended October 3, 2021 was primarily due to increases in volume; higher copper prices; favorable currency translation; and acquisitions, net of disposals of $74.6 million, $16.5 million, $3.0 million, and $4.3 million, respectively. The increase in revenues in the nine months ended October 3, 2021 was primarily due to increases in volume; higher copper prices; favorable currency translation; and acquisitions, net of disposals of $180.0 million, $53.8 million, $20.0 million, and $17.1 million, respectively.
Industrial Solutions EBITDA increased $21.2 million and $67.3 million in the three and nine months ended October 3, 2021 from the comparable periods of 2020 primarily as a result of the increase in revenues discussed above, partially offset by an increase in incentive compensation and increased investments in R&D projects as we continue our commitment to growth initiatives.

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
The following table is derived from our Condensed Consolidated Cash Flow Statements, and for the period ended September 27, 2020, includes the results of discontinued operations up to the July 2, 2020 disposal date of Grass Valley:

	Nine Months Ended
	October 3, 2021	September 27, 2020

	(In thousands)
Net cash provided by (used for):
Operating activities	$101,919	$38,689
Investing activities	(118,921)	(3,078)
Financing activities	(24,038)	(72,585)
Effects of currency exchange rate changes on cash and cash equivalents	(3,201)	2,586
Decrease in cash and cash equivalents	(44,241)	(34,388)
Cash and cash equivalents, beginning of period	501,994	425,885
Cash and cash equivalents, end of period	$457,753	$391,497

Operating cash flows were a source of cash of $101.9 million in the nine months ended October 3, 2021 compared to $38.7 million in the nine months ended September 27, 2020. Operating cash flow improved $63.2 million compared to the prior year primarily due to an increase in earnings. In 2021, changes in operating assets and liabilities included an unfavorable change in receivables partially offset by a favorable change in accounts payable. For the nine months ended October 3, 2021, receivables were a use of cash of $129.0 million compared to a source of cash of $35.6 million in the year ago period. The increase in receivables was primarily due to the increase in revenues discussed above. Accounts payable was a source of cash of $73.7 million in the nine months ended October 3, 2021 compared to a use of cash of $69.6 million in the year ago period.

Net cash used for investing activities totaled $118.9 million in the nine months ended October 3, 2021, compared to $3.1 million in the prior year. Investing activities for the nine months ended October 3, 2021 included capital expenditures of $55.6 million compared to $56.8 million in the comparable period of 2020. The nine months ended October 3, 2021 also included payments of $73.7 million primarily for the acquisition of OTN Systems, partially offset by cash receipts of $10.8 million primarily for the sale of our oil and gas cable business in Brazil. The nine months ended September 27, 2020 also included proceeds of $50.1 million, $3.1 million, and $0.6 million from the sale of the Grass Valley disposal group, the sale of tangible property, and a working capital adjustment related to the SPC acquisition.
Net cash from financing activities was a use of cash of $24.0 million for the nine months ended October 3, 2021, compared to $72.6 million in the prior year. Financing activities for the nine months ended October 3, 2021 included repayments of debt obligations of $360.3 million, debt issuance costs of $7.8 million, cash dividend payments of $6.7 million, financing lease payments of $3.1 million, net payments related to share based compensation activities of $2.1 million, and borrowings under credit arrangements of $356.0 million. During the nine months ended October 3, 2021, we completed an offering for €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031, repurchased the €300.0 million 2025 Notes, and refinanced the Revolver - see Note 13. Financing activities for the nine months ended September 27, 2020 included borrowings on our revolver of $190.0 million, repayments of our revolver borrowings of $190.0 million, payments under our share repurchase program of $35.0 million, earnout consideration payments of $29.3 million, cash dividend payments of $6.8 million, and net payments related to share based compensation activities of $1.3 million.

Our cash and cash equivalents balance was $457.8 million as of October 3, 2021. Of this amount, $188.1 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of October 3, 2021 consisted of $1,510.1 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of October 3, 2021.

	Principal Amount by Expected Maturity			Fair
	2021	Thereafter	Total	Value

	(In thousands, except interest rates)
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$232,320	$232,320	$237,301
Average interest rate		4.125%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$522,720	$522,720	$535,856
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$406,560	$406,560	$422,416
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	348,480	$348,480	$361,276
Average interest rate		3.375%
Total			$1,510,080	$1,556,849
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 10-Q filed on August 9,
2021. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.
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

BELDEN INC.

Date:	November 8, 2021	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	November 8, 2021	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 8, 2021	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer