Form 10-K
period 2021-12-31
BELDEN INC.
filed 2022-02-15
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
Yes  ☐   No   ☑.
At July 4, 2021, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $2,002,746,472 based on the closing price ($50.88) of such stock on such date.
As of February 9, 2022, there were 44,991,811 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2021 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Part I
Item 1. Business
General
Belden Inc. (the Company, us, we, or our) connects and protects the world with the industry’s most complete suite of end-to-end specialty networking solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments. Our business is organized around two global businesses, Enterprise Solutions and Industrial Solutions, both of which benefit from favorable secular trends which we expect to drive future growth. Each business represents a reportable segment. Financial information about our segments appears in Note 6 to the Consolidated Financial Statements. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers (OEMs). Belden Inc. is a Delaware corporation incorporated in 1988, but the Company’s roots date back to its founding by Joseph Belden in 1902.
As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.
Strategy and Business Model
Our portfolio and strategic priorities align with attractive end markets with favorable secular trends. Within Industrial Solutions, the growing demand for automated production drives demand for our solutions. Enterprise Solutions benefits from increasing consumer demand for more internet bandwidth and faster speeds, investment in 5G technology, and trends requiring integrated networks in smart buildings. We are well positioned to benefit from these secular trends in the form of improved revenue growth which in turn will drive Adjusted EBITDA (as defined in Part II, Item 7) growth in the future.
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
•Cash Generation—Our pursuit of operational excellence results in the generation of cash flow. We generated cash flows from operating activities of $272.1 million, $173.4 million, and $276.9 million in 2021, 2020, and 2019, respectively.
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
Segments
We operate our business under the two segments – Enterprise Solutions and Industrial Solutions. A synopsis of the segments is included below:
Enterprise Solutions
The Enterprise Solutions (Enterprise) segment is a leading provider in network infrastructure and broadband solutions, as well as cabling and connectivity solutions for commercial audio/video and security applications. We serve customers in markets such as commercial real estate, hospitality, healthcare, education, financial, government, and broadband and wireless service providers, as well as end-markets, including sport venues, stadiums, data centers, military installations, and academia. Enterprise product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, interconnect panels, racks and enclosures, and secure, high performance signal extension and matrix switching systems.

Enterprise provides true end-to-end copper and fiber network systems, which are used in applications such as local area networks, data centers, access control, 5G, Fiber to the Home and building automation. Our high-performance solutions support all networking protocols up to and including 100G+ Ethernet technologies. Enterprise’s innovative products can deliver data in addition to power over Ethernet, which meets the higher performance requirements driven by the increasing number of connections in smart buildings. Enterprise products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The Enterprise product portfolio is designed to support Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers.
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
Acquisitions
A key part of our business strategy includes acquiring companies to support our growth and enhance our product portfolio. Our acquisition strategy is based upon targeting leading companies that offer innovative products and strong brands. We utilize a disciplined approach to acquisitions based on product and market opportunities. When we identify acquisition candidates, we conduct rigorous financial and cultural analyses to make certain that they meet both our strategic plan targets and our goal for return on invested capital.
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, in January 2022, we acquired macmon secure GmbH (Macmon), a leading provider of products and services that secure network infrastructures in a variety of mission critical industries - refer to Note 26, Subsequent Events, for further discussion. In January 2021, we acquired OTN Systems N.V. (OTN Systems), a leading provider of automation networking infrastructure solutions. In December 2019, we acquired substantially all of the assets of Special Product Company (SPC), a leading designer, manufacturer, and seller of outdoor cabinet products for optical fiber cable installations. In April 2019, we acquired the FutureLink business from Suttle Inc. as well as Opterna International Corp. (Opterna), which designs and manufactures complementary fiber connectivity, cabinet, and enclosure products used in optical networks. The results of OTN Systems have been included in our Consolidated Financial Statements as of its acquisition date and are reported within the Industrial Solutions segment. The results of SPC, FutureLink, and Opterna have been included in our Consolidated Financial Statements as of their respective acquisition dates and are reported within the Enterprise Solutions segment. For more information regarding these transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. For the year ended December 31, 2021, sales to our largest distributor represented approximately 16% of our consolidated revenues. No other customer accounted for more than 10% of our revenues in 2021.

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
International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Canada, China, India, Mexico, and St. Kitts, as well as various countries in Europe. During 2021, approximately 47% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs. Financial information for Belden by country is shown in Note 6 to the Consolidated Financial Statements.
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

In our Industrial Solutions segment, customers are rapidly adopting new technology to enable digital transformations and improve their Environmental, Social & Governance (ESG) impact. This includes deploying Industry 4.0 to increase visibility of their digitized assets and adopting Artificial Intelligence (AI) to increase analytics and autonomous decision-making in their systems. These approaches need users to refine workflows by collecting data from disparate sources, transmitting it to points of consolidation and decision making, and converting it to standard formats that application software can use. This overall process can be referred to as "digitization" and a key part of our research and development is focused on supporting these customer journeys with technology that add value at multiple steps in the digitization process, during data acquisition, data transmission, and data orchestration and management. Our research and development enables customized enhanced solutions to support customers' innovative methods surrounding the collection, analysis, and transmission of data.

Additionally, in our Industrial Solutions segment, there is a compelling need among customers to detect, prevent and respond to cyber security threats. This is a long-standing need within corporate networks, but we believe the rapid proliferation of new devices in the “internet of things” will continue to cause this need to broaden and accelerate in manufacturing settings. Furthermore, there is a growing trend toward adoption of Industrial Ethernet technology, bringing to the critical infrastructure the advantages of digital communication and the ability to network devices made by different manufacturers and integrate them with enterprise systems. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the trend will globalize. This trend will also lead to a rising need for wireless systems for some applications and for cybersecurity to protect this critical infrastructure. Part of our research and development is focused on creating scalable, efficient technologies to provide real-time instrumentation and analytics across entire networks. This includes delivering high-

fidelity visibility and deep intelligence about networked systems, their vulnerabilities, and providing actionable information about how to effectively secure them.

Enterprise Solutions R&D efforts are aligned to the secular trends in our markets for increased communication at faster speeds of transmission. This phenomenon is visible across all of our markets. We continue to invest in R&D to support the continuing growth in capacity and bandwidth between the data center and the consumer to enhance their experience in their living, work and play interactions.

To support the demand for additional bandwidth and to improve service integrity, broadband service providers will continue to invest in their networks to enhance delivery capabilities to customers for the foreseeable future. The growing bandwidth demand exposes bottlenecks in the network and leads broadband service operators to improve and upgrade residential networks with higher performance connectivity products. Broadband service providers are also investing in the deployment of 5G technology. Our R&D efforts are focused on the development of fiber connectivity and 5G solutions that support the investment plans of the broadband service providers.

The ability to integrate across the multitude of applications within service providers and on-premise networks requires a deep understanding of the unique challenges posed by heavier and faster transmission of data. Common across the Enterprise Solutions segment, our R&D efforts are focused on ensuring continuously evolving solutions, be it copper and coax cable or fiber optic cable and connectivity as it becomes more pervasive across all networks including wireless. We anticipate the need to develop the ability to customize networks in the various systems in close collaboration with our partners to advise our mutual end customers.

Our research and development has a strong focus on improving the performance of fiber optic technology, making it easier to handle and install, more robust for technicians and end users, leading to networks that can be deployed more quickly, with higher performance and reliability. Even with the explosive growth in fiber, connections to the end devices that consumers utilize to live, work and play, be it wireless access points or IoT devices, are still going to strongly benefit from the remaining advantages of copper-based connectivity, with a heavy focus on powering the ever-increasing collection of data consuming and generating devices connected to our increasingly digitized world. Building automation and the rapid rise of IoT has catalyzed the need to add more devices on the network. This is turn necessitates the distribution of power across the network. There will be a need for solutions offering power to these distributed devices and the Enterprise Solutions segment continues to innovate in this area in preparation for a world with a need to upgrade legacy systems as we build greenfield installations.
Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. We consider our patents and trademarks to be valuable assets. Our most prominent trademarks are: Belden®, Alpha Wire™, GarrettCom®, Hirschmann®, Lumberg Automation™, Mohawk®, OTN Systems™, PPC®, ProSoft Technology®, Thinklogical®, Tofino®, Tripwire® and West Penn Wire™. The Tripwire® trademark will be sold as part of the Tripwire divestiture in the first quarter of 2022 - see Note 26.
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

	2021	2020	2019
Copper spot prices per pound
High	$4.78	$3.63	$2.98
Low	$3.54	$2.12	$2.51

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
Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. As of December 31, 2021 and 2020, our backlog was $705.7 million and $223.0 million, respectively. The majority of the backlog at December 31, 2021 is scheduled to ship in 2022.
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

Environmental, Social, and Governance (ESG) at Belden
At Belden, we believe that we have a responsibility to make a positive impact in our industry, in the communities in which we operate, and to all affected by our business operations. Our ESG journey is guided by our shared values, and we are dedicated to continuously improving our impact through establishing visible and measurable progress.
We acknowledge our role in protecting the environment and are currently assessing our impacts. Our strong desire is to identify and prioritize areas of improvement and we are committed to doing our part for future generations and for the planet. In 2021, under the oversight of our ESG Steering Committee, we engaged a third party to conduct our first materiality assessment to identify the ESG topics that are most relevant to our stakeholders and to our business. By engaging both internal and external stakeholders, we have developed a framework for our management of the identified material priority topics and to guide our strategy in making measurable progress. To put our ambitions into action, we have established goals for our material topics, including carbon reduction goals for 2025, and look forward to communicating our continuous improvements. Upholding transparency and open communication, we launched our dedicated ESG website on Earth Day 2021, which includes key data across a range of current ESG initiatives. Our ESG website includes our first formal greenhouse gas inventory for direct emissions (Scope 1 and 2). We are working to validate further historical information to serve as a verified baseline for improvements to our carbon footprint.
We are committed to building a workforce centered on our values and promoting the well-being of people across our entire value chain—employees, customers, partners and suppliers. We believe in the potential of our workforce and the importance of providing career development for those who want to learn and grow with us. We celebrate diversity and embrace differences to broaden our perspectives and strengthen the work we do. Our focus is to foster a culture of teamwork that is diverse and inclusive, and we are dedicated to creating an equitable environment for our employees. Under the leadership of our director of Inclusive Culture, we are building out a diversity, equity, and inclusion (DEI) strategy and look forward to sharing our progress with this initiative.
For further details on our ESG program and progress, please visit https://www.belden.com/resources/sustainability.

Human Capital Resources
During 2021, our employees continued to experience disruptions and challenges stemming from the continuing COVID-19 pandemic. Across our locations, we have also experienced changes in working practices as well as health and safety protocols as we work together to keep each other safe and our customers supplied. Throughout 2021, many of our employees continued to work remotely as they navigated through varying degrees of the crisis. We have implemented improved technologies that better enable collaboration, connection and teamwork wherever team members are based. Some employees work with equipment and machinery that are fixed at locations, and thus were unable to work remotely. However, mask protocols, hygiene guidelines and social distancing kept people safe.
The engagement of our team members, as measured in our twice-a-year employee survey, remained high at 89%. We were also very pleased to once again be recognized as a Great Place to Work® in Germany and India, with our facilities in Denmark and Netherlands also receiving Great Place to Work® recognition. Voluntary turnover of management and professional staff remained low at 8% worldwide, in line with the historically low turnover in prior years. We continue to live our value of We Invest in Talent with 70% of vacancies in our top 165 positions being filled with people that have been promoted from within, continuing our strong balance of external hiring to introduce new ideas and perspectives with career development practices that enable internal promotions.
As part of our work on Inclusive Culture, we launched our new AVID council (Authentic Voices for Inclusion and Diversity). Its purpose is to advise, guide and support our colleagues around the world as we seek to become an even more diverse and inclusive organization. The council is made up of team members from a wide variety of backgrounds across the company. We also completed a worldwide Workplace Inclusion survey with our DEI partners at Kaleidescope Group. The survey had a response rate of 75% and highlighted areas of strength and opportunities as we continue to evolve our culture. We learned that our team members have strong feelings of belonging and mutual respect in a culture which is honest and authentic. However, we also identified opportunities to improve equity and employee “voice” in certain locations. We have incorporated this feedback into our DEI action plans. While our senior leadership reflects both ethnic and gender diversity, we remain committed to further increasing diversity throughout all levels of the organization, including our Board of Directors.
We launched our Be Well program in the USA and have commenced plans to expand this internationally. The program supports our team members as they strive to achieve their own physical, financial, social and emotional well-being. The program consists of events, challenges, active learning and incentives that help our team members reflect upon and improve their overall well-being.
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

Information about our Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 15, 2022. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
Roel Vestjens	47	President and Chief Executive Officer
Brian Anderson	47	Senior Vice President, Legal, General Counsel and Corporate Secretary
Ashish Chand	47	Executive Vice President, Industrial Automation
Dean McKenna	53	Senior Vice President, Human Resources
Anshu Mehrotra	51	Senior Vice President, Sales and Marketing
Jeremy Parks	46	Senior Vice President, Finance, and Chief Financial Officer
Doug Zink	46	Vice President and Chief Accounting Officer
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
Jeremy Parks was appointed Senior Vice President, Finance, and Chief Financial Officer on February 16, 2021. Prior to re-joining Belden in 2021, Mr. Parks worked as the Chief Financial Officer of International Wire Corp. From 2008 through August of 2020, Mr. Parks worked for the Company in various financial roles, most recently as Vice President of Finance of the Company’s Industrial Solutions segment. Mr. Parks has a B.A. and M.A. in economics from State University of New York – Buffalo, and an M.B.A from Xavier University.

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

Supply chain issues, including scarcity of raw materials or other components necessary to produce the products we manufacture, could increase costs or cause a delay in our ability to fulfill orders, and could adversely affect our future results of operations and our overall financial performance.

The Company relies on an extended supply chain and the availability of certain raw materials, including but not limited to copper, to produce a significant amount of our products. A reduction or interruption in supply, including interruptions due to COVID-19 or geopolitical unrest beyond the Company’s control, an inability to procure quality raw materials in a cost effective manner and constrain volatile materials costs, a failure to monitor contract compliance to ensure and sustain sourcing savings, a failure to procure adequate inventory or raw materials from our suppliers, or regulatory changes may lead to delays in manufacturing and increases in costs.

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

The effects of the COVID-19 pandemic continued to materially affect how we and our customers operated our businesses in 2021, and the duration and extent to which this or future epidemics, pandemics or other major disasters will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic that has yet to fully recede. The widespread health crisis is adversely affecting the broader economies, financial markets and may adversely affect the overall demand environment for many of our products.

Our operations and the operations of our suppliers, channel partners and customers were and continue to be disrupted to varying degrees by a range of external factors related to the COVID-19 pandemic, some of which are not within our control. Many governments imposed, and may yet impose or may re-impose, a wide range of restrictions on the physical movement or congregation of people in order to limit the spread of COVID-19. The COVID-19 pandemic has had, and likely will continue to have, an impact on the attendance and productivity of our employees, and those of our channel partners or customers, resulting in negative impacts to our results of operations and overall financial performance. Additionally, COVID-19 has resulted, and may result in future periods, in delays in non-residential construction, non-crisis-related IT purchases and project completion schedules in general, all of which can negatively impact our results in both current and future periods.

The duration and extent of the impact from the COVID-19 pandemic or any future epidemic, pandemic or major disaster depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus (including variant mutations of the virus), the extent and effectiveness of containment actions, treatments and vaccinations, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on our employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will be affected.

Our results of operations are subject to foreign and domestic political, social, economic, and other uncertainties and are affected by changes in currency exchange rates.

In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Canada, China, India, Mexico, St. Kitts, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic, social, and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, pandemics and other health-related crises, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.

Approximately 47% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, the British pound and Indian rupee. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.

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

We may have difficulty integrating the operations of acquired businesses, which could negatively affect our results of operations, profitability, and achievement of our strategic plan.

As part of our strategic plan initiatives, we periodically execute acquisitions and divestitures. The extent to which appropriate acquisitions are made will affect our overall growth, operating results, financial condition, and cash flows. Our ability to acquire businesses successfully will decline if we are unable to identify appropriate acquisition targets, competition among potential buyers increases, the cost of acquiring suitable businesses becomes too expensive, or we lack sufficient sources of capital. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for companies we would like to acquire.

We may also have difficulty integrating acquired businesses or future acquisitions may be unable to meet our performance expectations. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues, and retention of key personnel. Furthermore, we may be unable to integrate operations successfully or cost-effectively, which could have an adverse impact on our results of operations or our profitability.

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

Inflation and changes in the price and availability of raw materials may lead to higher input and labor costs in a way that could be detrimental to our profitability.

As a result, of increased inflation, costs of raw materials and labor may increase in a way that we are unable to offset in a timely manner through higher prices for finished goods.

Copper is a significant component of the cost of most of our cable products. Over the past few years, and in particular in 2021, the prices of metals, particularly copper, have been volatile. Prices of other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. Especially during periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs or increases in the cost of internal or external labor, our earnings and margins could decline. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings could decline. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.

Similarly, if we raise employee wages in a manner sufficient to offset inflation, it may erode our profitability. Conversely, if we fail to raise employee wages in a manner sufficient to offset inflation, associates could leave the Company resulting in capacity constraints which could have a negative effect on revenues and earnings.

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

The loss of key employees could have an adverse effect on us. We may not be able to find qualified replacements for these individuals and the integration of potential replacements may be disruptive to our business. More broadly, a key determinant of our success is our ability to attract, develop, and retain talented associates. While this is one of our strategic priorities, we may not be able to succeed in this regard.

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

Computer hacking, malware, phishing, and spamming attacks against online networking platforms have become more prevalent. Though it is difficult to determine what, if any, harm may directly result from any specific attack or interruption, such events could also be expensive to remedy, harm our reputation or brands, and/or lead users to lose trust and confidence in our business. We, and others on our behalf, also store “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. While we have implemented safeguards to protect the privacy of this information, it is possible that hackers or others might obtain this information in the future, as occurred in 2020. Based on this occurrence or any future occurrence, in addition to having to take potentially costly remedial action, we may also be subject to fines, penalties, lawsuits, and reputational damage.

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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Governmental tax authorities are increasingly scrutinizing the tax positions of companies. The U.S. federal and state governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.

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

We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor, WESCO, accounted for approximately 16% of our revenue in 2021 and our top seven distributors, including WESCO, accounted for a total of 31% of our revenue in 2021. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

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

Specifically with respect to data privacy, new and evolving data protection regulations have been adopted or are being considered or refined for most of the developed world. many of these data privacy regulations contain operational requirements for companies that receive or process personal data of residents of their respective jurisdictions and include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

If our goodwill or other intangible assets become further impaired, we would be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the U.S., goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually or more often in certain circumstances if events indicate that the asset values may not be recoverable. We incurred significant charges in 2021 for the impairment of goodwill and other intangible, and we may be required to do so again in future periods. Such a charge would reduce our income without any change to our underlying cash flows.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2022 through 2035.
The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2021.

	Enterprise Solutions	Industrial Solutions	Both Segments	Total
Belgium	—	1	—	1
Canada	—	1	—	1
China	2	—	1	3
Czech Republic	—	1	—	1
Denmark	2	—	—	2
Germany	1	1	—	2
Hungary	—	—	1	1
India	1	—	1	2
Italy	—	—	1	1
Mexico	—	—	3	3
Netherlands	—	—	1	1
St. Kitts	1	—	—	1
United Kingdom	1	—	—	1
United States	4	3	1	8
Total	12	7	9	28

In addition to the manufacturing and other operating facilities summarized above, our business operations also utilize approximately 7 warehouses worldwide. As of December 31, 2021, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
Item 3. Legal Proceedings

On November 24, 2020, the Company announced a data incident involving unauthorized access and copying of some current and former employee data, as well as limited company information regarding some business partners. In January 2021, Anand Edke filed a putative class action lawsuit against the Company in the Circuit Court of Cook County, Illinois, Case No. 2021 CH 47. In February 2021, Kia Mackey filed a separate putative class action lawsuit against the Company in the U.S District Court for the Eastern District of Missouri, Case No. 4:21-CV-00149. The Edke case was transferred to the U.S. District Court for the Eastern District of Missouri and subsequently stayed pursuant to the joint request of the parties due to the similarity to the Mackey case. In the Mackey case, the plaintiff has asked for injunctive relief, unspecified damages, and unspecified legal fees. It is premature to estimate the potential exposure to the Company associated with the litigation. The Company intends to vigorously defend the lawsuit.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 9, 2022, there were 221 record holders of common stock of Belden Inc.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2021, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2016, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
DOLLARS
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Belden Inc.
S&P 500 Index
S&P Composite 1500 Industrials Index

(1)The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company Name / Index		2017	2018	2019	2020	2021
Belden Inc.		3.5%	(45.7)%	32.1%	(23.4)%	57.5%
S&P 500 Index		21.8%	(4.4)%	31.5%	18.4%	28.7%
S&P 1500 Industrials Index		21.1%	(13.4)%	29.8%	11.7%	22.2%

		INDEXED RETURNS
		Years Ended December 31,
Company Name / Index	Base Period 2016	2017	2018	2019	2020	2021
Belden Inc.	$100.00	$103.48	$56.19	$74.26	$56.88	$89.57
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 1500 Industrials Index	100.00	121.06	104.87	136.12	152.03	185.75

Item 6. Selected Financial Data

 Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a global supplier of specialty networking solutions built around two global businesses – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
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
Significant Trends and Events in 2021
The following trends and events during 2021 had varying effects on our financial condition, results of operations, and cash flows.
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

Amended Revolving Credit Agreement
During the second quarter of 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We paid approximately $2.3 million of fees associated with the amended Revolver, which are being amortized over its term using the effective interest method. As of December 31, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $$274.2 million. See Note 16.
Debt Refinancing
During the third quarter of 2021, we completed an offering for €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031. With the proceeds from this offering and cash on hand, we repurchased all of the €300.0 million aggregate principal amount of 2.875% senior subordinated notes previously due 2025. We recognized a $5.7 million loss on debt extinguishment for the premiums paid to the bond holders to retire the 2025 Notes and for the unamortized debt issuance costs on the 2025 Notes that we were required to write-off. See Note 16.
OTN Systems Acquisition
We acquired 100% of the shares of OTN Systems on January 29, 2021 for a purchase price, net of cash acquired, of $73.3 million. OTN Systems, based in Olen, Belgium, is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. The acquisition of OTN Systems supports one of our key strategic priorities related to the growing demand for industrial automation by adding proprietary technology and mission-critical hardware and software products for more complete end-to-end solutions. The results of OTN Systems have been included in our Condensed Consolidated Financial Statements from January 29, 2021, and are reported within the Industrial Solutions segment. See Note 4.
Opterna Earn-Out
Our acquisition of Opterna in 2019 included potential earn-out consideration, which as of the acquisition date, had an estimated fair value of $5.8 million. As the financial targets tied to the earn-out were not achieved within the contractual timeframe, we reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses during 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment. See Note 4.
Sale of Note Receivable
During 2021, we sold the seller's note associated with the 2020 Grass Valley disposal for $62.0 million and recognized a gain on sale of approximately $27.0 million. See Note 5.
Sale-Leaseback
During the fourth quarter of 2021, we sold certain real estate in Germany as part of a sale and leaseback transaction for €24.5 million (approximately $27.8 million) and recognized a $0.6 million loss on the sale. The lease is for a term of 10 years and as of December 31, 2021, had a total right-of-use asset balance of $25.3 million. When the assets met the held for sale criteria during the third quarter of 2021, we performed a recoverability test and determined that the carrying values of the assets were not recoverable and as a result, recognized a $2.3 million impairment charge to write them down to fair value. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. See Note 11.
Definitive Agreement to Divest Tripwire
On February 7, 2022, we signed a definitive agreement to divest Tripwire for $350 million in cash. The transaction is expected to close in the first quarter of 2022. During the fourth quarter of 2021, we recognized a goodwill impairment charge for the Tripwire reporting unit of $131.2 million, representing the reporting unit's excess carrying value over its present value of estimated future cash flows, which was based in part on the assumed proceeds from the divestiture.

Divestiture of Oil and Gas Cable Business in Brazil
During the second quarter of 2021, we completed the sale of our oil and gas cable business in Brazil for $10.9 million, net of cash delivered with the business. During the first quarter of 2021, we committed to a plan to sell the business and determined that we met all of the criteria to classify the assets and liabilities of this business as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge equal to this amount in the first quarter of 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. See Note 5.
Long-Lived Asset Impairment
During 2021, we performed a recoverability test on certain held and used long-lived assets in our Industrial Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. See Note 11.
Cost Reduction Program
We have executed a cost reduction program to streamline the organizational structure and invest in technology to drive productivity. We recognized $5.8 million of severance and other restructuring costs for this program during 2021. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is substantially complete and has delivered a reduction in selling, general, and administrative expenses of approximately $60 million on an annual basis. We expect to recognize costs of approximately $3 million for this program in 2022. See Note 15.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN Systems, SPC, and Opterna with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $12.6 million of severance and other restructuring costs for this program during 2021. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. We do not expect to incur significant incremental costs for this program in 2022. See Note 15.

Results of Operations
Consolidated Income from Continuing Operations before Taxes

	Years Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
		(In thousands, except percentages)
Revenues	$2,408,100	$1,862,716	$2,131,278	29.3%	(12.6)%
Gross profit	854,362	663,289	793,505	28.8%	(16.4)%
Selling, general and administrative expenses	426,335	366,188	417,329	16.4%	(12.3)%
Research and development expenses	124,660	107,296	94,360	16.2%	13.7%
Amortization of intangibles	38,346	64,395	74,609	(40.5)%	(13.7)%
Goodwill and other asset impairment	140,461	—	—	n/a	n/a
Operating income	124,560	125,410	207,207	(0.7)%	(39.5)%
Interest expense, net	62,695	58,888	55,814	6.5%	5.5%
Non-operating pension benefit (cost)	4,476	(395)	1,017	1,233.2%	(138.8)%
Gain on sale of note receivable	27,036	—	—	n/a	n/a
Loss on debt extinguishment	5,715	—	—	n/a	n/a
Income from continuing operations before taxes	87,662	66,127	152,410	32.6%	(56.6)%

2021 Compared to 2020
Revenues increased $545.4 million from 2020 to 2021 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $373.1 million increase in revenues.
•Copper prices had a $117.2 million favorable impact on revenues.
•Currency translation had a $26.7 million favorable impact on revenues.
•Acquisitions contributed an estimated $37.7 million in revenues.
•Divestitures had a $9.3 million unfavorable impact on revenues.

Gross profit increased $191.1 million from 2020 to 2021 due to the increases in revenues discussed above while gross profit margins remained relatively flat. Excluding the impact of higher copper pass through pricing and changes in foreign currency rates, gross profit margins increased more than 200 basis points.
Selling, general and administrative expenses increased $60.1 million from 2020 to 2021. Strategic investments to enhance our solution selling capabilities, including customer innovation centers; higher incentive compensation; acquisitions; and increases in restructuring and integration costs contributed $27.1 million, $22.5 million, $10.8 million, and $1.0 million to the increase in selling, general and administrative expenses, respectively. These increases were partially offset by the impact of divestitures which contributed a $1.3 million decline in selling, general and administrative expenses year over year.

Research and development expenses increased $17.4 million from 2020 to 2021 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.

Amortization of intangibles decreased $26.0 million from 2020 to 2021 primarily due to a significant technology intangible asset becoming fully amortized.
Asset impairments increased $140.5 million from 2020 to 2021 as a result of the Tripwire carrying value exceeding its fair value by $131.2 million in our annual impairment test, impairment charges of $3.6 million to write down certain held and used long-lived assets in our Industrial Solutions segment to fair value, impairment charges of $3.4 million for our former oil and gas business in Brazil sold during 2021, and impairment charges of $2.3 million to write down certain real estate in Neckartenzlingen, Germany sold as part of a sale and leaseback transaction during 2021 to its fair value. See Notes 13, 11 and 5, respectively.

Operating income remained relatively flat year over year primarily as a result of the increase in gross profit and decrease in amortization expense, partially offset by the increase in selling, general and administrative expenses; research and development expenses; and asset impairments discussed above.

Net interest expense increased $3.8 million from 2020 to 2021 primarily due to currency translation. See Note 16.
Gain on sale of note receivable increased $27.0 million from 2020 to 2021 as a result of the sale of the Seller’s Note in 2021 related to the 2020 divestiture of Grass Valley.
Loss on debt extinguishment increased $5.7 million from 2020 to 2021 due to the debt refinancing that took place during 2021. The $5.7 million loss on debt extinguishment represents the premium paid to the bond holders to retire the 2025 Notes and for the unamortized debt issuance costs on the 2025 Notes that we were required to write-off. See Note 16.
Income from continuing operations before taxes increased $116.0 million from 2020 to 2021 primarily due to the increase in operating income discussed above.

2020 Compared to 2019
Revenues decreased $268.6 million from 2019 to 2020 due to the following factors:
•Lower sales volume, including the impact of COVID-19 and changes in channel inventory, contributed $302.7 million to the decrease in revenues.
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

Income Taxes

				Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands, except percentages)
Income from continuing operations before taxes	$87,662	$66,127	$152,410	32.6%	(56.6)%
Income tax expense	(25,205)	(11,724)	(42,519)	115.0%	(72.4)%
Effective tax rate	28.8%	17.7%	27.9%

2021
We recognized income tax expense of $25.2 million in 2021, representing an effective tax rate of 28.8%. The effective tax rate was primarily impacted by a change in the deferred tax asset valuation allowance due to the release of a valuation allowance against the foreign tax credits in the U.S. and a pension deferred tax asset in a foreign jurisdiction. In addition, we recognized a total income tax expense from domestic permanent differences and tax credits of $39.8 million in 2021 primarily associated with a goodwill impairment in the U.S. and our foreign income inclusions. See Note 18.

2020
We recognized income tax expense of $11.7 million in 2020, representing an effective tax rate of 17.7%. The effective tax rate was impacted by foreign tax rate differences, which resulted in an income tax benefit of $25.3 million in 2020. Additionally, in 2020, our income tax expense was reduced by $4.0 million due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2023. Partially offsetting these benefits, we recognized income tax expense of $22.4 million in 2020 from domestic permanent differences and tax credits primarily associated with our foreign income inclusions.

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

Consolidated Adjusted EBITDA

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except percentages)
GAAP and adjusted revenues	$2,408,100	$1,862,716	$2,131,278

GAAP income from continuing operations	$62,457	$54,403	$109,891
Income tax expense	25,205	11,724	42,519
Loss on debt extinguishment	5,715	—	—
Gain on note receivable	(27,036)	—	—
Non-operating pension settlement loss	—	3,153	—
Interest expense, net	62,695	58,888	55,814
Goodwill and other asset impairment	140,461	—	—
Amortization of intangible assets	38,346	64,395	74,609
Amortization of software development intangible assets	2,900	1,821	525
Depreciation expense	45,940	42,470	40,409
Severance, restructuring, and acquisition integration costs (1)	23,892	12,258	26,544
Adjustments related to acquisitions and divestitures (2)	(5,036)	125	592
Adjusted EBITDA	$375,539	$249,237	$350,903

GAAP income from continuing operations margin	2.6%	2.9%	5.2%
Adjusted EBITDA margin	15.6%	13.4%	16.5%

(1)See Note 15, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2)In 2021, we collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.3 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition, and recognized a $0.6 million loss on the sale of tangible assets. In 2020 and 2019, we collectively recognized $0.1 million and $0.6 million, respectively, of cost of sales related to acquisition accounting adjustments of acquired inventory to fair value for both our SPC and Opterna acquisitions.
Use of Non-GAAP Financial Information
Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; gains (losses) on debt extinguishment; certain revenues and gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.
We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. As an example, we adjust for acquisition-related expenses, such as amortization of intangibles and impacts of fair value adjustments because they generally are not related to the acquired businesses' core business performance. As an additional example, we exclude the costs of restructuring programs, which can occur from time to time for our current businesses and/or recently acquired businesses. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight. Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States.

				Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands, except percentages)
GAAP and adjusted revenues	$2,408,100	$1,862,716	$2,131,278	29.3%	(12.6)%
Adjusted EBITDA	375,539	249,237	350,903	50.7%	(29.0)%
as a percent of adjusted revenues	15.6%	13.4%	16.5%

2021 Compared to 2020
Revenues increased $545.4 million from 2020 to 2021 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $373.1 million increase in revenues.
•Copper prices had a $117.2 million favorable impact on revenues.
•Currency translation had a $26.7 million favorable impact on revenues.
•Acquisitions contributed an estimated $37.7 million in revenues.
•Divestitures had a $9.3 million unfavorable impact on revenues.

Adjusted EBITDA increased $126.3 million in 2021 from 2020 primarily due to the leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins expanded to 15.6% from 13.4% in the year ago period.

2020 Compared to 2019
Revenues decreased $268.6 million from 2019 to 2020 due to the following factors:
•Lower sales volume, including the impact of COVID-19 and changes in channel inventory, contributed $302.7 million to the decrease in revenues.
•Currency translation had a $1.9 million unfavorable impact on revenues.
•Acquisitions increased revenues by $34.3 million.
•Copper prices had a $1.7 million favorable impact on revenues.

Adjusted EBITDA decreased $101.7 million in 2020 from 2019 primarily due to the decrease in revenues discussed above, partially offset by the benefits realized from our Cost Reduction Program.

Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Consolidated Financial Statements.
Enterprise Solutions

				Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands, except percentages)
Segment Revenues	$1,074,426	$872,415	$946,041	23.2%	(7.8)%
Segment EBITDA	143,236	99,333	126,925	44.2%	(21.7)%
as a percent of segment revenues	13.3%	11.4%	13.4%

2021 Compared to 2020
Enterprise revenues increased $202.0 million in 2021 as compared to 2020. Increases in volume, higher copper prices, and favorable currency translation contributed $143.6 million, $50.4 million, and $8.0 million, respectively, to the increase in revenues year over year.
Enterprise EBITDA increased $43.9 million in 2021 as compared to 2020 primarily due to the leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins expanded to 13.3% from 11.4% in the year ago period.

2020 Compared to 2019
Enterprise revenues decreased $73.6 million in 2020 as compared to 2019. Decreases in volume, including the impact of COVID-19 and changes in channel inventory, and unfavorable currency translation contributed $108.1 million and $0.3 million, respectively, to the decline in revenues; partially offset by acquisitions and higher copper prices which grew revenues by $34.3 million and $0.5 million, respectively.
Enterprise EBITDA decreased $27.6 million in 2020 as compared to 2019 primarily due to the decreases in revenues discussed above, partially offset by the benefits realized from our Cost Reduction Program.

Industrial Solutions

				Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands, except percentages)
Segment Revenues	$1,333,674	$990,301	$1,185,237	34.7%	(16.4)%
Segment EBITDA	227,946	147,626	226,110	54.4%	(34.7)%
as a percent of segment revenues	17.1%	14.9%	19.1%

2021 Compared to 2020
Industrial revenues increased $343.4 million in 2021 as compared to 2020 primarily due to increases in volume; higher copper prices; acquisitions, net of disposals; and favorable currency translation of $229.5 million, $66.8 million, $28.4 million, and $18.7 million, respectively.
Industrial EBITDA increased $80.3 million in 2021 as compared to 2020 primarily as a result of the increase in revenues discussed above, partially offset by an increase in incentive compensation and investments in R&D projects as we continue our commitment to growth initiatives. Accordingly, Adjusted EBITDA margins expanded to 17.1% from 14.9% in the year ago period.

2020 Compared to 2019
Industrial revenues decreased $194.9 million in 2020 as compared to 2019 primarily due to decreases in volume, including the impact of COVID-19 and changes in channel inventory, and unfavorable currency translation, which contributed $194.5 million and $1.6 million, respectively, to the decrease in revenues; partially offset by increases in copper prices, which grew revenues $1.2 million.
Industrial EBITDA decreased $78.5 million in 2020 as compared to 2019 primarily as a result of the decline in revenues discussed above and increased investments in R&D projects as we continue our commitment to growth initiatives, partially offset by the benefits realized from our Cost Reduction Program.

Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2022 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements and includes the results and cash flow activity of discontinued operations up to the July 2, 2020 disposal date consistent with the Consolidated Cash Flow Statements:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used for):
Operating activities	$272,055	$173,364
Investing activities	(92,003)	(31,643)
Financing activities	(32,926)	(74,911)
Effects of currency exchange rate changes on cash and cash equivalents	(5,363)	9,299
Increase in cash and cash equivalents	141,763	76,109
Cash and cash equivalents, beginning of year	501,994	425,885
Cash and cash equivalents, end of year	$643,757	$501,994

Net cash provided by operating activities totaled $272.1 million for 2021 compared to $173.4 million for 2020. The increase is primarily due to the increase in earnings. In 2021, changes in operating assets and liabilities included unfavorable changes in receivables and inventories partially offset by favorable changes in accounts payable and accrued liabilities. Receivables were a use of cash of $119.0 million compared to a source of cash of $70.7 million in the prior year. Inventories were a use of cash of $93.0 million compared to $8.5 million in the prior year. Receivables and inventories increased in 2021 due to the increase in revenues. Operating working capital turns improved to 11.2x at the end of 2021 compared to 10.3x at the end of 2020.
Net cash used for investing activities totaled $92.0 million for 2021 compared to $31.6 million for 2020. Investing activities for 2021 included capital expenditures of $91.0 million, payments primarily for the acquisition of OTN Systems of $73.3 million, purchases of intangible assets of $3.6 million, cash receipts for the carrying value of the seller's note and sale of the oil and gas cable business in Brazil of $45.7 million, and cash receipts for the sale of real estate in Germany of $30.2 million. Investing activities for 2020 included capital expenditures of $90.2 million and proceeds of $54.8 million, $3.2 million, and $0.6 million from the sale of the Grass Valley disposal group, the sale of tangible property, and a working capital adjustment related to the SPC acquisition, respectively.
Net cash flows used for financing activities totaled $32.9 million for 2021 compared to $74.9 million for 2020. Financing activities for 2021 included repayments of debt obligations of $360.3 million, cash dividend payments of $9.0 million, debt issuance costs of $8.2 million, net payments related to share based compensation activities of $5.6 million, financing lease payments of $3.1 million, payments to noncontrolling interests of $2.7 million, and borrowings under credit arrangements of $356.0 million. During 2021, we completed an offering for €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031, repurchased the €300.0 million 2025 Notes, and refinanced the Revolver - see Note 16. Financing activities for 2020 included payments under our share repurchase program of $35.0 million, acquisition earnout consideration payments of $29.3 million, cash dividend payments of $9.0 million, and net payments related to share based compensation activities of $1.4 million.
Our cash and cash equivalents balance was $643.8 million as of December 31, 2021. Of this amount, $233.9 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 18, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2021 consisted of $1.5 billion of senior subordinated notes. As of December 31, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $274.2 million. Additional discussion regarding our various borrowing arrangements is included in Note 16 to the Consolidated Financial Statements.

At December 31, 2021, the following contractual obligations and commercial commitments were outstanding:
a.Principal payments on long-term debt of $1.5 billion, none of which is due in 2022 (see Note 16). Depending on the conditions in the credit markets, we may refinance this debt, or we may use cash from operations, including temporarily accessing our Revolving Credit Agreement, to repay this debt.
b.Interest payments on long-term debt of $353.7 million, of which $53.5 million is due in 2022.
c.Operating lease obligations of $99.9 million, of which $22.8 million is due in 2022 (see Note 12).
d.Pension and other postemployment obligations of $87.7 million, of which $13.6 million is due in 2022 (see Note 19).
e.Obligations of $5.8 million to purchase goods or services that are enforceable and legally binding on us. All of these obligations are due in 2022.
f.Standby financial letters of credit, bank guarantees, and surety bonds totaling $28.1 million, of which $25.1 million are scheduled to expire or mature in 2022. These commitments are generally issued to secure obligations we have for a variety of commercial reasons such as workers compensation self-insurance programs in several states and the importation and exportation of product. We expect to replace most of these when they expire or mature.
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

We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2021 would have affected net income by approximately $2 million in 2021.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which removes certain exceptions for investments, intra-period allocations and interim tax calculations, and adds guidance to reduce the complexity in accounting for income taxes. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

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

We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified three reporting units within Enterprise Solutions and three reporting units within Industrial Solutions for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2021, we did not perform a qualitative assessment over any of our reporting units.
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
For our annual impairment test in 2021, we performed a quantitative assessment for all six of our reporting units. We recorded an impairment for one reporting unit included in the Industrial Solutions segment. See Note 13. The excess of the fair values over the carrying values for the other five reporting units tested under a quantitative income approach ranged from 51% - 436%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 11.3% to 13.7%, the 2022 to 2031 compounded annual revenue growth rates ranged from 3.8% to 9.7%, and the revenue growth rates beyond 2031 ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize additional impairment charges that could be material.
We also test our indefinite-lived intangible asset, a trademark, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2021. Rather, we performed a quantitative assessment for our indefinite-lived trademark in 2021. Under the quantitative assessments, we determined the fair value of the trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that our trademark was not impaired during 2021. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
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
As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in the 2021 net periodic benefit cost and projected benefit obligations as of December 31, 2021 of approximately $2.0 million and $38.0 million, respectively. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2021 net periodic benefit cost of approximately $1.8 million.
Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in a decrease in the 2021 net periodic benefit cost of approximately $1.6 million and a decrease in the projected benefit obligation of approximately $34.2 million as of December 31, 2021. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2021 net periodic benefit cost of approximately $1.8 million.
Acquisition Accounting
We allocate the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the acquisition date. As necessary, we may engage third party specialists to assist in the estimation of fair value for certain liabilities. We adjust the preliminary acquisition accounting, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
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
If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. See Note 4.
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
Our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We generally view our investments in international subsidiaries with functional currencies other than the U.S. dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. However, we designated euro debt issued by Belden Inc., a USD functional currency entity, as a net investment hedge of certain international subsidiaries. See Note 16 for further discussion.

Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2021, we recorded approximately $1.7 million of net foreign currency transaction losses. In 2020, we recorded approximately $7.9 million of net foreign currency transaction gains.
Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2021.
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
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2021 or 2020. The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2021. The unconditional purchase obligations will settle during 2022.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	4,766
Weighted average price per pound	$4.38
Commitment amounts	$20,889	$21,234
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

Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2021 or 2020. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The following table presents principal amounts by expected maturity date and fair value as of December 31, 2021.

	Principal Amount by Expected Maturity			Fair Value
	2022	Thereafter	Total
	(In thousands, except interest rates)
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$227,240	$227,240	$231,751
Average interest rate		4.125%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$511,290	$511,290	$517,809
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$397,670	$397,670	$409,596
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	340,860	$340,860	$350,080
Average interest rate		3.375%
Total			$1,477,060	$1,509,236

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2021, we had $40.5 million in accounts receivable outstanding from our largest customer. This represented approximately 10% of our total accounts receivable outstanding at December 31, 2021. Outstanding receivables are generally paid within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Goodwill Impairment related to Tripwire Reporting Unit
Description of the Matter
At December 31, 2021, the Company had goodwill on its balance sheet aggregating $1.2 billion. As more fully described in Notes 2 and 13 to the Company’s consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Goodwill is assigned to reporting units on the respective acquisition dates. The Company performed a quantitative impairment assessment for all of its reporting units to determine if the fair values of these reporting units were in excess of the carrying values. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with a charge not to exceed the total amount of goodwill allocated to that reporting unit. As a result of these assessments, the Company recognized an impairment of $131.2 million related to the Tripwire reporting unit during the year ended December 31, 2021.

Auditing the Company’s annual goodwill impairment test for the Tripwire reporting unit under the quantitative assessment was complex due to the judgments and estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate is sensitive to significant assumptions such as the discount rate, revenue growth rate, projected operating margin, and terminal growth rate, which are sensitive to and affected by expectations about future market or economic conditions and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s preparation and review of the goodwill impairment test, significant assumptions discussed above, as used in the model, and the completeness and accuracy of the data used in the model.

Our audit procedures included, among others, involving our specialists to assist us in assessing methodologies, and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses, and reviewing the methodology and market support used to determine the discount rate. We compared the significant assumptions used by the Company to current industry and future economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of the Company’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We also reconciled the fair value of the reporting unit to the carrying amount, testing the Company’s determination of the assets and liabilities used within the reporting unit that are the basis for the carrying amount. We also evaluated whether any changes in the composition of the reporting units reflected significant changes in the organizational structure or segments.

Revenue recognition - allocating consideration to performance obligations and estimating variable consideration
Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company has contractual arrangements that include software, support, and service revenues. The Company estimated the selling prices of those contractual arrangements to determine the allocation of consideration to each of the performance obligations. The objective was to determine the price at which the Company would transact a sale if the product, support or service was sold on a standalone basis. Generally, the Company determines standalone selling price using the adjusted market assessment approach. For software licenses with highly variable standalone selling prices sold with either support or professional services, the Company generally determines the standalone selling price of the software license using the residual approach. The Company estimated the standalone selling prices of each of the performance obligations and projected cash flows over the term of each contractual arrangement to determine the amount of total consideration allocated to each of the performance obligations. The Company also enters into sales contracts that provide certain distributors with unprocessed changes in the form of price concessions, product return rights, refunds, and stock rotations, which all result in variable consideration. At the time of sale, the Company establishes an estimated reserve for the variable consideration and recognizes it by reducing revenues. Estimates are based on a percentage of revenues and the average time period between the original sale and the issuance of the adjustments. As of December 31, 2021, the Company recorded $23.4 million in unprocessed changes that were recognized as a reduction of revenues and accounts receivable and $12.5 million in unprocessed changes recognized as accrued liabilities.

Auditing the Company’s allocation of consideration expected to be received under its contractual arrangements was complex and involved a high degree of subjective auditor judgment because of the management judgment required to develop the estimates of standalone selling prices for the highly variable pricing of software licenses. Auditing the Company's measurement of variable consideration under the distributor contracts involved especially challenging judgment because the calculation involves subjective management assumptions, including historical adjustments as a percentage of revenues and the estimated period of time between the original sale and the issuance of the adjustment, all used in the estimates of reserves for variable consideration related to unprocessed changes and pricing concessions. The estimates developed by the Company are also dependent on anticipated sales demand, trends in product pricing, and historical and anticipated adjustment patterns.

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

We performed audit procedures related to the estimated standalone selling prices and allocation to the performance obligations over the term of the contractual arrangement, including the following, among others. To test the calculation of the amount of consideration allocated to each performance obligation, we evaluated the accuracy and completeness of the underlying data used in the Company’s calculation of the ranges of each standalone selling price and recalculated the established range for the standalone selling price used. We analyzed transaction level detail, such as invoices and price lists, to test that, if necessary, the transaction price was reallocated to bring the amount allocated to the performance obligation within the established range. We evaluated the appropriateness of the methodology used to determine the standalone selling price by comparing such prices to historical analysis and practices observed in the industry. In addition, we performed detailed testing of the underlying transactions in the calculation by comparing the amounts recognized to source documents and performed an analysis to recalculate the allocation of revenue between performance obligations as part of our overall testing of revenue transactions. Our audit procedures related to the Company’s estimates of variable consideration included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in the Company's calculation. This included testing the Company's estimate of historical adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the adjustment memo. In addition, we inspected the results of the Company's retrospective review of adjustments reserved compared to actual adjustments issued, evaluated the estimates made based on historical experience and performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Company's significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
St. Louis, Missouri
February 15, 2022

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$643,757	$501,994
Receivables, net	412,217	296,817
Inventories, net	345,354	247,298
Other current assets	65,700	52,289
Total current assets	1,467,028	1,098,398
Property, plant and equipment, less accumulated depreciation	349,814	368,620
Operating lease right-of-use assets	79,464	54,787
Goodwill	1,152,472	1,251,938
Intangible assets, less accumulated amortization	301,696	287,071
Deferred income taxes	32,321	29,536
Other long-lived assets	34,882	49,384
	$3,417,677	$3,139,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384,223	$244,120
Accrued liabilities	334,316	276,641
Total current liabilities	718,539	520,761
Long-term debt	1,459,991	1,573,726
Postretirement benefits	120,997	160,400
Deferred income taxes	59,990	38,400
Long-term operating lease liabilities	67,225	46,398
Other long-term liabilities	34,853	42,998
Stockholders’ equity:
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 44,975 and 44,643 shares outstanding at 2021 and 2020, respectively	503	503
Additional paid-in capital	833,627	823,605
Retained earnings	505,717	450,876
Accumulated other comprehensive loss	(70,566)	(191,851)
Treasury stock, at cost— 5,360 and 5,692 shares at 2021 and 2020, respectively	(313,994)	(332,552)
Total Belden stockholders’ equity	955,287	750,581
Noncontrolling interest	795	6,470
Total stockholders’ equity	956,082	757,051
	$3,417,677	$3,139,734

The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Revenues	$2,408,100	$1,862,716	$2,131,278
Cost of sales	(1,553,738)	(1,199,427)	(1,337,773)
Gross profit	854,362	663,289	793,505
Selling, general and administrative expenses	(426,335)	(366,188)	(417,329)
Research and development expenses	(124,660)	(107,296)	(94,360)
Amortization of intangibles	(38,346)	(64,395)	(74,609)
Goodwill and other asset impairment	(140,461)	—	—
Operating income	124,560	125,410	207,207
Interest expense, net	(62,695)	(58,888)	(55,814)
Non-operating pension benefit (cost)	4,476	(395)	1,017
Gain on sale of note receivable	27,036	—	—
Loss on debt extinguishment	(5,715)	—	—
Income from continuing operations before taxes	87,662	66,127	152,410
Income tax expense	(25,205)	(11,724)	(42,519)
Income from continuing operations	62,457	54,403	109,891
Loss from discontinued operations, net of tax	—	(99,513)	(486,667)
Gain (loss) from disposal of discontinued operations, net of tax	1,860	(9,948)	—
Net income (loss)	64,317	(55,058)	(376,776)
Less: Net income attributable to noncontrolling interest	392	104	239
Net income (loss) attributable to Belden	63,925	(55,162)	(377,015)
Less: Preferred stock dividends	—	—	18,437
Net income (loss) attributable to Belden common stockholders	$63,925	$(55,162)	$(395,452)

Weighted average number of common shares and equivalents:
Basic	44,802	44,778	42,203
Diluted	45,361	44,937	42,416

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations	$1.39	$1.21	$2.16
Discontinued operations	—	(2.22)	(11.53)
Disposal of discontinued operations	0.04	(0.22)	—
Net income (loss)	$1.43	$(1.23)	$(9.37)

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations	$1.37	$1.21	$2.15
Discontinued operations	—	(2.22)	(11.53)
Disposal of discontinued operations	0.04	(0.22)	—
Net income (loss)	$1.41	$(1.23)	$(9.37)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss)	64,317	$(55,058)	$(376,776)
Foreign currency translation, net of tax	88,290	(112,562)	24,121
Adjustments to pension and postretirement liability, net of tax	31,572	(15,477)	(12,168)
Other comprehensive income (loss), net of tax	119,862	(128,039)	11,953
Comprehensive income (loss)	184,179	(183,097)	(364,823)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,031)	498	703
Comprehensive income (loss) attributable to Belden	$185,210	$(183,595)	$(365,526)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$64,317	$(55,058)	$(376,776)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,988	108,687	139,259
Goodwill and other asset impairment	140,461	113,007	521,441
Share-based compensation	24,871	20,030	17,751
Loss on debt extinguishment	5,715	—	—
Deferred income tax expense (benefit)	3,575	(19,410)	(23,540)
Changes in operating assets and liabilities, net of the effects of exchange rate changes, acquired businesses, and disposals:
Receivables	(119,012)	70,707	22,926
Inventories	(92,984)	(8,507)	44,477
Accounts payable	135,666	(43,567)	(41,527)
Accrued liabilities	61,241	7,374	(17,654)
Income taxes	(6,448)	(22,823)	5,497
Other assets	(12,693)	2,018	(16,118)
Other liabilities	(20,642)	906	1,157
Net cash provided by operating activities	272,055	173,364	276,893
Cash flows from investing activities:
Capital expenditures	(90,982)	(90,215)	(110,002)
Cash from (used for) business acquisitions, net of cash acquired	(73,340)	590	(74,392)
Purchase of intangible assets	(3,650)	—	—
Proceeds from disposal of tangible assets	30,234	3,161	25
Proceeds from disposal of businesses, net of cash sold	45,735	54,821	—
Net cash used for investing activities	(92,003)	(31,643)	(184,369)
Cash flows from financing activities:
Payments under borrowing arrangements	(360,304)	(190,000)	—
Cash dividends paid	(9,056)	(9,029)	(34,439)
Debt issuance costs paid	(8,173)	—	—
Withholding tax payments for share based-payment awards	(5,570)	(1,388)	(2,149)
Payments under financing lease obligations	(3,151)	(194)	(360)
Payments to noncontrolling interest holders	(2,682)	—	—
Payments under share repurchase program	—	(35,000)	(50,000)
Payment of earnout consideration	—	(29,300)	—
Borrowings under credit arrangements	356,010	190,000	—
Net cash used for financing activities	(32,926)	(74,911)	(86,948)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,363)	9,299	(301)
Increase in cash and cash equivalents	141,763	76,109	5,275
Cash and cash equivalents, beginning of year	501,994	425,885	420,610
Cash and cash equivalents, end of year	$643,757	$501,994	$425,885
The Consolidated Cash Flow Statement includes the results of discontinued operations up to the disposal date, July 2, 2020. The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	(377,015)	—	—	—	239	(376,776)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	11,489	464	11,953
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	—	—	5,195	5,195
Acquisition of noncontrolling interests	—	—	—	—	(398)	—	—	—	—	(367)	(765)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(291)	—	4	180	—	—	(111)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(3,714)	—	91	1,679	—	—	(2,035)
Share repurchase program	—	—	—	—	—	—	(890)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	—	—	17,751	—	—	—	—	—	17,751
Preferred stock conversion	(52)	(1)	—	—	(340,788)	—	6,857	340,789	—	—	—
Preferred stock dividends	—	—	—	—	—	(18,437)	—	—	—	—	(18,437)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,544)	—	—	—	—	(8,544)
Balance at December 31, 2019	—	$—	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,916)	—	—	—	—	(2,916)
Net income (loss)	—	—	—	—	—	(55,162)	—	—	—	104	(55,058)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(128,433)	394	(128,039)
Retirement Savings Plan stock contributions	—	—	—	—	(1,622)	—	76	4,276	—	—	2,654
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(791)	—	7	610	—	—	(181)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(5,967)	—	78	4,759	—	—	(1,208)
Share repurchase program	—	—	—	—	—	—	(976)	(35,000)	—	—	(35,000)
Share-based compensation	—	—	—	—	20,030	—	—	—	—	—	20,030
Common stock dividends ($0.20 per share)	—	—	—	—	—	(9,050)	—	—	—	—	(9,050)
Balance at December 31, 2020	$—	$—	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	—	—	63,925	—	—	—	392	64,317
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	121,285	(1,423)	119,862
Acquisition of noncontrolling interests	—	—	—	—	2,391	—	—	—	—	(4,644)	(2,253)
Retirement Savings Plan stock contributions	—	—	—	—	(652)	—	134	7,540	—	—	6,888
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(1,615)	—	20	1,128	—	—	(487)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(14,973)	—	178	9,890	—	—	(5,083)
Share-based compensation	—	—	—	—	24,871	—	—	—	—	—	24,871
Common stock dividends ($0.20 per share)	—	—	—	—	—	(9,084)	—	—	—	—	(9,084)
Balance at December 31, 2021	$—	$—	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1: Basis of Presentation
Business Description
Belden Inc. (the Company, us, we, or our) is a global supplier of specialty networking solutions built around two global businesses – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
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

During 2021, 2020, and 2019 we utilized Level 1 inputs to determine the fair value of cash equivalents and Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4) and for impairment testing (see Note 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2021.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2021 and 2020, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable and Revenue Reserves
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable balance at December 31, 2021 and 2020 totaled $23.4 million and $25.5 million, respectively. Unprocessed Changes recognized as accrued liabilities at December 31, 2021 and 2020 totaled $12.5 million and $13.0 million, respectively.
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. As of December 31, 2021 and 2020, the allowance for doubtful accounts totaled $6.3 million and $5.1 million, respectively. We also recognized bad debt expense, net of recoveries, of $1.8 million, $2.4 million, and $0.1 million in 2021, 2020, and 2019, respectively.
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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2021 and 2020 totaled $45.7 million and $32.3 million, respectively.

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

Goodwill and Intangible Assets
Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, in-service research and development, certain trademarks, backlog, and capitalized software intangible assets, and (b) indefinite-lived assets not subject to amortization such as goodwill, certain trademarks, and in-process research and development intangible assets. We record amortization of the definite-lived intangible assets over the estimated useful lives of the related assets, which generally range from one year or less for backlog to more than 25 years for certain of our customer relationships. We determine the amortization method for our definite-lived intangible assets based on the pattern in which the economic benefits of the intangible asset are consumed. In the event we cannot reliably determine that pattern, we utilize a straight-line amortization method.
We test our goodwill and other indefinite-lived intangible asset not subject to amortization for impairment on an annual basis as of our fiscal November month-end or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2021, we did not perform a qualitative assessment over any of our reporting units.

For our annual impairment test in 2021, we performed a quantitative assessment for all six of our reporting units. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs) as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. Based on our annual goodwill impairment test, the excess of the fair values over the carrying values for five of the six reporting units tested under a quantitative income approach ranged from 51% - 436%. The estimated fair value for the Tripwire reporting unit was $131.2 million less than its carrying value, and as such, we recognized a goodwill impairment charge of $131.2 million during the fourth quarter of 2021. For the other five reporting units, using both an income approach and market approach, we determined that there was no impairment during 2021. During 2020 and 2019, we did not recognize any goodwill impairment from continuing operations. See Note 13 for further discussion.
We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets from continuing operations in 2021, 2020, or 2019. See Note 13 for further discussion.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets from continuing operations in 2021, 2020, or 2019.
During the years ended December 31, 2020 and 2019, we performed impairment tests on the Grass Valley disposal group due to its overall financial performance and discontinued operations classification, which resulted in total asset impairments of $113.0 million and $521.4 million, respectively. The 2019 impairment charge consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively, as well as an impairment of the disposal group of $179.3 million ($180.4 million translated at year-end exchange rates). We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows. See Notes 5 and 13.

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

Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2021 and 2020 totaled $55.5 million and $32.2 million, respectively.

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
Acquisition Accounting
We allocate the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the acquisition date. As necessary, we may engage third party specialists to assist in the estimation of fair value for certain liabilities, such as postretirement benefit liabilities. We adjust the preliminary acquisition accounting, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $12.8 million, $11.6 million, and $14.7 million for 2021, 2020, and 2019, respectively.

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
Income Taxes
Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable to taxing authorities due to the temporary or permanent timing differences with respect to the recognition of revenues, expenses, and tax attributes for income tax purposes compared to financial statement purposes. Income taxes are provided as if operations in all countries, including the U.S., were stand-alone businesses filing separate tax returns.

Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. At December 31, 2021, the valuation allowance of $68.7 million was primarily related to net operating losses and capital losses that we do not expect to realize.

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
Current-Year Adoption of Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which removes certain exceptions for investments, intra-period allocations and interim tax calculations, and adds guidance to reduce the complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in ASU 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending upon the amendment. The impact of adopting ASU 2019-12 on our consolidated financial statements was not material.
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard eliminates the complexity of determining the fair value of contract liabilities and delivers revenue recognition consistency for contract assets and liabilities between the acquirer and acquiree in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The amendments should be applied prospectively; however, an entity that elects to early adopt in an interim period should apply the amendments to all business combinations that occurred during the fiscal year that includes that interim period. We adopted ASU 2021-08 during the fourth quarter of 2021, which resulted in an increase in consolidated revenues of $1.4 million. See Note 4.

Note 3: Revenues
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

The following table presents our revenues disaggregated by major product category (in thousands).

	Broadband and 5G	Cyber-Security	Industrial Automation	Smart Buildings	Total Revenues

Year Ended December 31, 2021
Enterprise Solutions	$488,453	$—	$—	$585,973	$1,074,426
Industrial Solutions	—	106,850	1,226,824	—	1,333,674
Total	$488,453	$106,850	$1,226,824	$585,973	$2,408,100

Year Ended December 31, 2020
Enterprise Solutions	$432,262	$—	$—	$440,155	$872,417
Industrial Solutions	—	110,524	879,775	—	990,299
Total	$432,262	$110,524	$879,775	$440,155	$1,862,716

Year Ended December 31, 2019
Enterprise Solutions	$401,415	$—	$—	$544,626	$946,041
Industrial Solutions	—	133,039	1,052,198	—	1,185,237
Total	$401,415	$133,039	$1,052,198	$544,626	$2,131,278

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product (in thousands).

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2021
Enterprise Solutions	$785,253	$150,790	$138,383	$1,074,426
Industrial Solutions	781,362	344,379	207,933	1,333,674
Total	$1,566,615	$495,169	$346,316	$2,408,100

Year Ended December 31, 2020
Enterprise Solutions	$636,492	$130,982	$104,943	$872,417
Industrial Solutions	577,929	256,673	155,697	990,299
Total	$1,214,421	$387,655	$260,640	$1,862,716

Year Ended December 31, 2019
Enterprise Solutions	$695,008	$135,732	$115,301	$946,041
Industrial Solutions	742,563	274,030	168,644	1,185,237
Total	$1,437,571	$409,762	$283,945	$2,131,278

We generate revenues primarily by selling products that provide secure and reliable transmission of data, sound, and video for mission critical applications. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine standalone selling price using the prices charged to customers on a standalone basis. In arrangements where software licenses with highly variable standalone selling prices are sold with either support or professional services, we generally determine the standalone selling price of the software license using the residual approach. Typically, payments are due after control transfers, which is less than one year from satisfaction of the performance obligation.

Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred to the customer, which generally occurs when the product has been shipped or delivered from our facility to our customers, the customer has legal title to the product, and we have a present right to payment for the product. We also consider any customer acceptance clauses in determining when control has transferred to the customer and typically, these clauses are not substantive.

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2021.

The following table presents estimated and accrued variable consideration:

	December 31, 2021	December 31, 2020

	(in thousands)
Accrued rebates included in accrued liabilities	$55,525	$32,192
Accrued returns included in accrued liabilities	12,530	13,016
Price adjustment recognized against gross accounts receivable	23,035	25,244

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we must satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. The typical use of a time-elapsed unit of measure for support and maintenance contracts reflects the benefit and same pattern of transfer the customer receives from our services under this arrangement over the term of the contract. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of December 31, 2021, total deferred revenue was $86.8 million, and of this amount, $60.9 million is expected to be recognized within the next twelve months, and the remaining $25.9 million is long-term and will be recognized over a period greater than twelve months.

The following table presents deferred revenue activity (in thousands):

Balance at December 31, 2019	$70,070
New deferrals	101,066
Revenue recognized	(93,488)
Balance at December 31, 2020	$77,648
New deferrals	97,940
Acquisitions	7,172
Revenue recognized	(95,915)
Balance at December 31, 2021	$86,845

Service-type warranties represent $9.6 million of the deferred revenue balance at December 31, 2021, and of this amount $4.1 million is expected to be recognized in the next twelve months, and the remaining $5.5 million is long-term and will be recognized over a period greater than twelve months.

At December 31, 2021, we did not have any material contract assets recorded in the consolidated balance sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions were $7.1 million, $5.8 million, and $3.4 million as of December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, we recognized $20.9 million, $16.3 million, and $19.0 million of sales commissions expense in selling, general, and administrative expenses, respectively.

Note 4: Acquisitions
OTN Systems N.V.
We acquired 100% of the shares of OTN Systems on January 29, 2021 for a purchase price, net of cash acquired, of $73.3 million, which was funded with cash on hand. OTN Systems, based in Olen, Belgium, is a leading provider of easy to use and highly-reliable network solutions tailored for specific applications in harsh, mission-critical environments. The acquisition of OTN Systems supports one of our key strategic priorities related to the growing demand for industrial automation by adding proprietary technology and mission-critical hardware and software products for more complete end-to-end solutions. The results of OTN Systems have been included in our Consolidated Financial Statements from January 29, 2021, and are reported within the Industrial Solutions segment. Belden assumed $1.8 million of OTN Systems' debt as part of the transaction, which was subsequently paid on the acquisition date. A subsidiary of OTN Systems includes a noncontrolling interest. Because OTN Systems has a controlling financial interest in the subsidiary, it is consolidated into our financial statements. The results that are attributable to the noncontrolling interest holder are presented as net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Operations.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of January 29, 2021 (in thousands):

Receivables	$6,009
Inventories	10,731
Other current assets	768
Property, plant, and equipment	602
Intangible assets	39,930
Goodwill	41,749
Operating lease right-of-use assets	4,144
Other long-lived assets	416
Total assets acquired	$104,349

Accounts payable	$6,884
Accrued liabilities	8,735
Long-term debt	1,841
Postretirement benefits	3,581
Deferred income taxes	2,980
Long-term operating lease liabilities	3,271
Other long-term liabilities	3,692
Total liabilities assumed	$30,984

Net assets	73,365
Noncontrolling interests	20
Net assets attributable to Belden	$73,345

The fair value of acquired receivables is $6.0 million, which is equivalent to its gross contractual amount.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
For purposes of the above allocation, we based our estimate of the fair values for the acquired inventory, intangible assets, and postretirement benefits on valuation studies performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the fair value of the identifiable intangible assets (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of industrial automation product offerings in complete end-to-end solutions. Our tax basis in the acquired goodwill is zero.

The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization
Developed technologies	$26,400	6.8
Customer relationships	6,200	15.0
Sales backlog	3,600	5.0
Trademarks	3,070	14.8
Non-compete agreements	660	2.0
Total intangible assets subject to amortization	$39,930

Intangible assets not subject to amortization:
Goodwill	$41,749
Total intangible assets not subject to amortization	$41,749

Total intangible assets	$81,679
Weighed average amortization period		8.5

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

Our consolidated revenues and income (loss) before taxes for the year ended December 31, 2021 included $37.6 million and $(1.8) million, respectively, from OTN Systems. For the year ended December 31, 2021, loss before taxes included $5.1 million of amortization of intangible assets, $3.0 million of severance and other restructuring costs, and $2.4 million of cost of sales related to the adjustment of acquired inventory to fair value for OTN Systems.

The following table illustrates the unaudited pro forma effect on operating results as if the OTN Systems acquisition had been completed January 1, 2020.

	Years Ended December 31,
	2021	2020
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,409,851	$1,900,646
Net income (loss) attributable to Belden common stockholders	65,377	(59,150)
Diluted income (loss) per share attributable to Belden common stockholders	$1.44	$(1.32)

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

Opterna International Corp.
Our acquisition of Opterna International Corp. (Opterna) in 2019 included potential earn-out consideration. As of the acquisition date, we estimated the fair value of the earn-out to be $5.8 million. The earn-out period ended in 2021, and the financial targets tied to the earn-out were not achieved. We reduced the earn-out liability to zero and recognized a $5.8 million benefit in Selling, General and Administrative Expenses during the year ended December 31, 2021. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment.
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
Brazil Oil & Gas Cable Business
During the first quarter of 2021, we committed to a plan to sell our oil and gas cable business in Brazil that met all of the criteria to classify the assets and liabilities of this business, formerly part of the Industrial Solutions segment, as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge equal to this amount in the first quarter of 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment. We completed the sale of our oil and gas cable business in Brazil during the second quarter of 2021 for $10.9 million, net of cash delivered with the business.
Grass Valley
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

The seller’s note accrues PIK interest at an annual rate of 8.5%. During the year ended December 31, 2021, the seller’s note accrued interest of $13.9 million, which we reserved for based on our expected loss allowance methodology. During 2021, we sold the seller's note to a third party for $62.0 million and recognized a gain on sale of approximately $27.0 million.

The following table summarizes the operating results of the disposal group up to the July 2, 2020 disposal date for the years ended December 31, 2020 and 2019, respectively:

	Years Ended December 31,
	2020	2019
	(In thousands)
Revenues	$109,195	$360,496
Cost of sales	(70,199)	(208,173)
Gross profit	38,996	152,323
Selling, general and administrative expenses	(39,947)	(93,796)
Research and development expenses	(15,083)	(37,172)
Amortization of intangibles	—	(12,782)
Asset impairment of discontinued operations	(113,007)	(521,441)
Interest expense, net	(432)	(819)
Non-operating pension cost	(169)	(221)
Loss before taxes	$(129,642)	$(513,908)

The disposal group recognized depreciation and amortization expense of approximately $0.0 million and $23.7 million during the years ended December 31, 2020 and 2019, respectively. The disposal group also had capital expenditures of approximately $16.7 million and $29.4 million during the years ended December 31, 2020 and 2019, respectively. Furthermore, the disposal group incurred stock-based compensation expense/(credits) of $(0.9) million and $0.9 million during the years ended December 31, 2020 and 2019, respectively. The disposal group did not have any significant non-cash charges for investing activities during the years ended December 31, 2020 and 2019.

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
The key measures of segment profit or loss reviewed by our chief operating decision maker are Segment Revenues and Segment EBITDA. Segment Revenues represent non-affiliate revenues. Segment EBITDA excludes certain items, including depreciation expense; amortization of intangibles; asset impairment; severance, restructuring, and acquisition integration costs; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory to fair value; and other costs. We allocate corporate expenses to the segments for purposes of measuring Segment EBITDA. Corporate expenses are allocated on the basis of each segment’s relative EBITDA prior to the allocation.
Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.

Operating Segment Information

Enterprise Solutions	Years ended December 31,
	2021	2020	2019
	(In thousands)
Segment revenues	$1,074,426	$872,415	$946,041
Segment EBITDA	143,236	99,333	126,925
Depreciation expense	21,594	20,655	19,771
Amortization of intangibles	17,595	21,662	22,324
Amortization of software development intangible assets	94	245	175
Adjustments related to acquisitions and divestitures	(6,828)	125	592
Severance, restructuring, and acquisition integration costs	13,800	7,720	10,808
Acquisition of property, plant and equipment	36,726	25,223	42,289
Segment assets	563,141	462,615	487,125

Industrial Solutions	Years ended December 31,
	2021	2020	2019
	(In thousands)
Segment revenues	$1,333,674	$990,301	$1,185,237
Segment EBITDA	227,946	147,626	226,110
Depreciation expense	24,346	21,815	20,638
Amortization of intangibles	20,751	42,733	52,285
Amortization of software development intangible assets	2,806	1,576	350
Adjustments related to acquisitions and divestitures	1,792	—	—
Severance, restructuring, and acquisition integration costs	10,092	4,538	15,736
Goodwill and other asset impairment	140,461	—	—
Acquisition of property, plant and equipment	47,401	44,675	35,189
Segment assets	652,188	522,637	504,482

Total Segments	Years ended December 31,
	2021	2020	2019
	(In thousands)
Segment revenues	$2,408,100	$1,862,716	$2,131,278
Segment EBITDA	371,182	246,959	353,035
Depreciation expense	45,940	42,470	40,409
Amortization of intangibles	38,346	64,395	74,609
Amortization of software development intangible assets	2,900	1,821	525
Adjustments related to acquisitions and divestitures	(5,036)	125	592
Severance, restructuring, and acquisition integration costs	23,892	12,258	26,544
Goodwill and other asset impairment	140,461	—	—
Acquisition of property, plant and equipment	84,127	69,898	77,478
Segment assets	1,215,329	985,252	991,607

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Segment Revenues and Consolidated Revenues	$2,408,100	$1,862,716	$2,131,278

Total Segment EBITDA	$371,182	$246,959	$353,035
Goodwill and other asset impairment	(140,461)	—	—
Depreciation expense	(45,940)	(42,470)	(40,409)
Amortization of intangibles	(38,346)	(64,395)	(74,609)
Severance, restructuring, and acquisition integration costs (1)	(23,892)	(12,258)	(26,544)
Amortization of software development intangible assets	(2,900)	(1,821)	(525)
Adjustments related to acquisitions and divestitures (2)	5,036	(125)	(592)
Eliminations	(119)	(480)	(3,149)
Consolidated operating income	124,560	125,410	207,207
Interest expense, net	(62,695)	(58,888)	(55,814)
Non-operating pension benefit (cost)	4,476	(395)	1,017
Gain on sale of note receivable	27,036	—	—
Loss on debt extinguishment	(5,715)	—	—
Consolidated income from continuing operations before taxes	$87,662	$66,127	$152,410

(1)See Note 15, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2)In 2021, we collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.3 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition, and recognized a $0.6 million loss on the sale of tangible assets. In 2020 and 2019, we collectively recognized $0.1 million and $0.6 million, respectively, of cost of sales related to acquisition accounting adjustments of acquired inventory to fair value for both our SPC and Opterna acquisitions.
Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Total segment assets	$1,215,329	$985,252	$991,607
Cash and cash equivalents	643,757	501,994	407,480
Goodwill	1,152,472	1,251,938	1,243,669
Intangible assets, less accumulated amortization	301,696	287,071	339,505
Deferred income taxes	32,321	29,536	25,216
Corporate assets	72,102	83,943	24,147
Assets of discontinued operations	—	—	375,135
Total assets	$3,417,677	$3,139,734	$3,406,759

Total segment acquisition of property, plant and equipment	$84,127	$69,898	$77,478
Corporate acquisition of property, plant and equipment	6,855	3,605	3,110
Discontinued operations acquisition of property, plant and equipment	—	16,712	29,414
Total acquisition of property, plant and equipment	$90,982	$90,215	$110,002

Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2021, 2020, and 2019 for the following countries: the U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2021
Revenues	$1,273,239	$191,493	$149,036	$113,529	$680,803	$2,408,100
Percent of total revenues	53%	8%	6%	5%	28%	100%
Long-lived assets	$181,002	$12,666	$46,776	$37,208	$106,986	$384,638
Year ended December 31, 2020
Revenues	$1,015,340	$119,700	$111,835	$91,187	$524,654	$1,862,716
Percent of total revenues	55%	6%	6%	5%	28%	100%
Long-lived assets	$163,731	$32,063	$44,824	$63,100	$114,286	$418,004
Year ended December 31, 2019
Revenues	$1,167,033	$162,975	$109,522	$92,913	$598,835	$2,131,278
Percent of total revenues	55%	8%	5%	4%	28%	100%
Long-lived assets	$152,214	$16,452	$40,247	$48,272	$101,179	$358,364
Major Customer
Revenues generated in both the Enterprise Solutions and Industrial Solutions segments from our largest customer were approximately $374.8 million (16% of revenues), $271.6 million (15% of revenues), and $328.2 million (15% of revenues) for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, we had $40.5 million and $17.5 million in accounts receivable outstanding from this customer, which represented approximately 10% and 6% of our total accounts receivable balance as of December 31, 2021 and 2020, respectively.
Note 7: Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Operations. The joint venture is not material to our consolidated financial statements as of or for the years ended December 31, 2021, 2020, or 2019.
Certain subsidiaries of Opterna included noncontrolling interests, which generated an immaterial amount of Opterna's annual revenues. Because we had a controlling financial interest in these subsidiaries, they were consolidated into our financial statements, and the results that were attributable to the noncontrolling interest holders were presented as net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Operations. In 2019, we purchased the noncontrolling interest of one subsidiary for a purchase price of $0.8 million; of which $0.4 million was paid at closing and the remaining $0.4 million was paid in 2021. In November 2021, we purchased the remaining noncontrolling interests for a purchase price of $2.3 million. As of December 31, 2021, Opterna does not include any noncontrolling interests.
A subsidiary of OTN Systems includes a noncontrolling interest. Because we have a controlling financial interest in the subsidiary, it is consolidated into our financial statements. This subsidiary that includes a noncontrolling interest is not material to our consolidated financial statements as of or for the years ended December 31, 2021, 2020 or 2019.

Note 8: Income Per Share
The following table presents the basis of the income per share computations:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Numerator:
Income from continuing operations	$62,457	$54,403	$109,891
Less: Net income attributable to noncontrolling interest	392	104	239
Less: Preferred stock dividends	—	—	18,437
Income from continuing operations attributable to Belden common stockholders	62,065	54,299	91,215
Add: Loss from discontinued operations, net of tax	—	(99,513)	(486,667)
Add: Gain (loss) on disposal of discontinued operations, net of tax	1,860	(9,948)	—
Net income (loss) attributable to Belden common stockholders	$63,925	$(55,162)	$(395,452)
Denominator:
Weighted average shares outstanding, basic	44,802	44,778	42,203
Effect of dilutive common stock equivalents	559	159	213
Weighted average shares outstanding, diluted	45,361	44,937	42,416
Basic weighted average shares outstanding is used to calculate diluted loss per share when the numerator is a loss because using diluted weighted average shares outstanding would be anti-dilutive.
For the years ended December 31, 2021, 2020, and 2019, diluted weighted average shares outstanding exclude outstanding equity awards of 1.1 million, 1.5 million, and 1.2 million, respectively, which are anti-dilutive. In addition, for the years ended December 31, 2021, 2020, and 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, 0.4 million, and 0.3 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for the year ended December 31, 2019, diluted weighted average shares outstanding do not include the weighted average impact of preferred shares that were convertible into 3.7 million common shares because deducting the preferred stock dividends from net income was more dilutive.
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
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other historical, current, and future information that is reasonably available. The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020 (in thousands).

Balance at December 31, 2019	$2,569
Adoption adjustment	1,011
Current period provision	2,282
Currency impact	39
Write-offs	(114)
Recoveries collected	(637)
Balance at December 31, 2020	$5,150
Current period provision	1,960
Currency impact	(74)
Disposals	(190)
Recoveries collected	(227)
Write-offs	(367)
Balance at December 31, 2021	$6,252
Note 10: Inventories
The major classes of inventories were as follows:

	December 31,
	2021	2020
	(In thousands)
Raw materials	$157,306	$106,514
Work-in-process	43,642	32,011
Finished goods	190,090	141,042
Gross inventories	391,038	279,567
Excess and obsolete reserves	(45,684)	(32,269)
Net inventories	$345,354	$247,298

Note 11: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2021	2020
	(In thousands)
Land and land improvements	$27,579	$29,321
Buildings and leasehold improvements	113,281	136,427
Machinery and equipment	622,002	608,618
Computer equipment and software	150,229	137,512
Construction in process	66,407	63,589
Gross property, plant and equipment	979,498	975,467
Accumulated depreciation	(629,684)	(606,847)
Net property, plant and equipment	$349,814	$368,620
Depreciation Expense
We recognized depreciation expense in income from continuing operations of $45.9 million, $42.5 million, and $40.4 million in 2021, 2020, and 2019, respectively.
Sale-Leaseback
During the fourth quarter of 2021, we sold certain real estate in Germany as part of a sale and leaseback transaction for €24.5 million (approximately $27.8 million) and recognized a $0.6 million loss on the sale. The lease is for a term of 10 years and as of December 31, 2021, had a total right-of-use asset balance of $25.3 million. When the assets met the held for sale criteria during the third quarter of 2021, we performed a recoverability test and determined that the carrying values of the assets were not recoverable and as a result, recognized a $2.3 million impairment charge to write them down to fair value. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment.
Asset Impairment
During the first quarter of 2021, we committed to a plan to sell our oil and gas business in Brazil and recognized an impairment charge of $3.4 million (includes a goodwill impairment of $1.7 million). During the second quarter of 2021, we completed the sale of this business. See Note 5.
During the first quarter of 2021, we also performed a recoverability test over certain held and used long-lived assets in our Industrial Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment.
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
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet as of December 31, 2021 or 2020, and the rent expense for short-term leases was not material.
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
We are party to a lease guarantee, whereby Belden has covenanted the lease payments for one of Snell Advanced Media's (SAM) property leases through its 2035 expiration date. The lease guarantee was executed in 2018 following the acquisition of SAM, which we subsequently sold on July 2, 2020 as part of the Grass Valley disposal group (see Note 5). This lease guarantee was retained by Belden and not transferred to Black Dragon Capital as part of the sale of Grass Valley. Belden would be required to make lease payments only if the primary obligor, Black Dragon Capital, fails to make the payments. As of December 31, 2021, the SAM lease has approximately $20.0 million of lease payments remaining. We have not recorded a liability associated with this guarantee.
The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Operating lease cost	$20,340	$14,348	$14,622

Finance lease cost
Amortization of right-of-use asset	$534	$133	$142
Interest on lease liabilities	14	17	22
Total finance lease cost	$548	$150	$164

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,641	$15,489	$14,594
Operating cash flows from finance leases	15	16	25
Financing cash flows from finance leases	3,151	158	258

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020

	(In thousands, except lease term and discount rate)

Operating leases:
Total operating lease right-of-use assets	$79,464	$54,787

Accrued liabilities	$18,176	$14,742
Long-term operating lease liabilities	67,225	46,398
Total operating lease liabilities	$85,401	$61,140

Finance leases:
Other long-lived assets, at cost	$3,682	$764
Accumulated depreciation	(563)	(483)
Other long-lived assets, net	$3,119	$281

Weighted Average Remaining Lease Term
Operating leases	6 years	5 years
Finance leases	4 years	3 years

Weighted Average Discount Rate
Operating leases	5.0%	6.6%
Finance leases	4.3%	4.9%

The following table summarizes maturities of lease liabilities as of December 31, 2021 (in thousands):

2022	$22,838
2023	18,738
2024	15,307
2025	14,015
2026	10,987
Thereafter	17,967
Total	$99,852

The following table summarizes maturities of lease liabilities as of December 31, 2020 (in thousands):

2021	$19,250
2022	16,305
2023	12,552
2024	9,516
2025	8,718
Thereafter	8,901
Total	$75,242

Note 13: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,152,472	$—	$1,152,472	$1,251,938	$—	$1,251,938
Definite-lived intangible assets subject to amortization:
Developed technology	$471,931	$(383,922)	$88,009	$428,187	$(369,849)	$58,338
Customer relationships	297,395	(143,197)	154,198	295,382	(128,796)	166,586
Trademarks	70,619	(41,771)	28,848	65,861	(36,539)	29,322
Backlog	14,580	(11,827)	2,753	11,421	(11,421)	—
In-service research and development	11,550	(10,997)	553	11,536	(9,774)	1,762
Non-compete agreements	618	(283)	335	—	—	—
Total intangible assets subject to amortization	$866,693	$(591,997)	$274,696	$812,387	$(556,379)	$256,008
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$27,000	$—	$27,000	$31,063	$—	$31,063
Total intangible assets not subject to amortization	$27,000	$—	$27,000	$31,063	$—	$31,063
Intangible assets	$893,693	$(591,997)	$301,696	$843,450	$(556,379)	$287,071
Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2019	$470,031	$773,638	$1,243,669
Acquisitions and purchase accounting adjustments	2,420	—	2,420
Translation impact	2,296	3,553	5,849
Balance at December 31, 2020	$474,747	$777,191	$1,251,938
Acquisitions and purchase accounting adjustments	—	41,749	41,749
Impairment	—	(132,843)	(132,843)
Translation impact	(1,506)	(6,866)	(8,372)
Balance at December 31, 2021	$473,241	$679,231	$1,152,472
The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2019	$27,000	$13,106	$40,106
Reclassify to definite-lived	—	(9,043)	(9,043)
Balance at December 31, 2020	$27,000	$4,063	$31,063
Reclassify to definite-lived	—	(4,063)	(4,063)
Balance at December 31, 2021	$27,000	$—	$27,000

Annual Impairment Test
The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2021 goodwill impairment test, we performed a quantitative assessment for all six of our reporting units and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows using Level 3 inputs. We did not perform a qualitative assessment over our reporting units. We determined that the fair values for five of the six reporting units were in excess of their carrying values; therefore, we did not record any goodwill impairment for these reporting units. The estimated fair value for the Tripwire reporting unit in our Industrial Solutions segment was $131.2 million less than its carrying value, and as such, we recognized a goodwill impairment charge of $131.2 million during the fourth quarter of 2021. For the Tripwire reporting unit, we determined the estimated fair value by calculating the present value of estimated future cash flows, which was based in part on the assumed proceeds from a divestiture of Tripwire. On February 7, 2022, we signed an agreement to sell Tripwire. See Note 26. We did not recognize any goodwill impairment from continuing operations in 2020 or 2019 based upon the results of our annual goodwill impairment testing.
For our annual impairment test in 2021, the excess of the fair values over the carrying values for the reporting units other than Tripwire ranged from 51% - 436%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our assessments, the discount rates ranged from 11.3% to 13.7%, the 2022 to 2031 compounded annual revenue growth rates ranged from 3.8% to 9.7%, and the revenue growth rates beyond 2031 ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize additional impairment charges that could be material.
We test our indefinite-lived intangible asset, a trademark, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2021. Rather, we performed a quantitative assessment over our indefinite-lived trademark in 2021. Under the quantitative assessments, we determined the fair value of the trademark using a relief from royalty methodology and compared the fair value to the carrying value. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates. We did not recognize any indefinite-lived intangible asset impairment charges in 2021, 2020, or 2019.
Disposal Group Impairment
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, previously included in our Enterprise Solutions segment, was reported within discontinued operations. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria in the fourth quarter of 2019. During 2019, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $521.4 million, which consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively, as well as an impairment of the disposal group of $179.3 million ($180.4 million translated at year-end exchange rates). During 2020, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $113.0 million. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows, which was based in part on the assumed proceeds from a divestiture of Grass Valley. See Note 5.
Amortization Expense
We recognized amortization expense in income from continuing operations of $41.2 million, $66.2 million, and $74.6 million in 2021, 2020, and 2019, respectively. We expect to recognize annual amortization expense of $38.1 million in 2022, $36.1 million in 2023, $34.0 million in 2024, $29.5 million in 2025, and $24.9 million in 2026 related to our intangible assets balance as of December 31, 2021.
The weighted-average amortization period for our customer relationships, developed technology, trademarks, and in-service research and development is 18.2 years, 9.0 years, 8.8 years, and 5.0 years, respectively.

At the beginning of 2021, we re-evaluated the useful life of a certain trademark in our Industrial Solutions segment and concluded that an indefinite life for this trademark was no longer appropriate. We have estimated a useful life of five years for the trademark and will re-evaluate this estimate if and when our expected use of the trademark changes. We began amortizing the trademark in the first quarter of 2021, which resulted in amortization expense of $0.8 million for the year ended December 31, 2021. As of December 31, 2021, the net book value of this trademark was $3.3 million.
Note 14: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2021	2020
	(In thousands)
Wages, severance and related taxes	$100,324	$65,892
Deferred revenue	60,946	53,371
Accrued rebates	55,525	32,192
Accrued interest	20,847	20,610
Employee benefits	25,290	27,707
Lease liabilities	18,324	14,840
Other (individual items less than 5% of total current liabilities)	53,060	62,029
Accrued liabilities	$334,316	$276,641
Note 15: Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program
We have executed a cost reduction program to streamline the organizational structure and invest in technology to drive productivity. We recognized $5.8 million, $4.0 million, and $19.6 million of severance and other restructuring costs for this program during the years ended December 31, 2021, 2020, and 2019, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is substantially complete and has delivered a reduction in selling, general, and administrative expenses of approximately $60 million on an annual basis. We expect to recognize costs of approximately $3 million for this program in 2022.
Acquisition Integration Program
We are integrating our recent acquisitions such as OTN Systems, SPC, and Opterna with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $12.6 million, $4.9 million, and $6.1 million of severance and other restructuring costs for this program during the years ended December 31, 2021, 2020, and 2019, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. We do not expect to incur significant incremental costs for this program in 2022.

The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2021
Enterprise Solutions	$1,312	$12,488	$13,800
Industrial Solutions	4,119	5,973	10,092
Total	$5,431	$18,461	$23,892

Year Ended December 31, 2020
Enterprise Solutions	$1,345	$6,374	$7,719
Industrial Solutions	1,706	2,833	4,539
Total	$3,051	$9,207	$12,258

Year Ended December 31, 2019
Enterprise Solutions	$5,018	$5,790	$10,808
Industrial Solutions	15,736	—	15,736
Total	$20,754	$5,790	$26,544

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
The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Consolidated Statement of Operations:

	Years ended December 31,
	2021	2020	2019

	(In thousands)
Cost of sales	$11,308	$704	$3,425
Selling, general and administrative expenses	12,584	11,554	23,119
Total	$23,892	$12,258	$26,544

Accrued Severance
The table below sets forth severance activity included in accrued liabilities that occurred for the Cost Reduction Program as well as the Acquisition Integration Program described above.

	Years ended December 31,
	2021	2020

	(In thousands)
Balance at beginning of year	$7,085	$19,575
New charges	2,060	2,529
Cash payments	(1,798)	(4,483)
Foreign currency translation	49	(89)
Other adjustments	—	(4,147)
Balance at the end of Q1	7,396	$13,385

New charges	458	4,660
Cash payments	(1,023)	(4,795)
Foreign currency translation	(4)	(132)
Other adjustments	(59)	(1,420)
Balance at the end of Q2	$6,768	$11,698

New charges	63	2,060
Cash payments	(941)	(3,968)
Foreign currency translation	(2)	(156)
Other adjustments	(197)	(1,541)
Balance at the end of Q3	$5,691	$8,093

New charges	1,541	992
Cash payments	(587)	(1,823)
Foreign currency translation	3	(95)
Other adjustments	(440)	(82)

Balance at year-end	$6,208	$7,085
The other adjustments above were the result of changes in estimates. The company has experienced higher than expected voluntary turnover and as a result, certain previously approved severance actions were not taken.
Note 16: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2021	2020
	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
2.875% Senior subordinated notes due 2025	—	367,110
4.125% Senior subordinated notes due 2026	227,240	244,740
3.375% Senior subordinated notes due 2027	511,290	550,665
3.875% Senior subordinated notes due 2028	397,670	428,295
3.375% Senior subordinated notes due 2031	340,860	—
Total senior subordinated notes	1,477,060	1,590,810
Less unamortized debt issuance costs	(17,069)	(17,084)
Long-term debt	$1,459,991	$1,573,726

Revolving Credit Agreement due 2026
In June 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. We paid approximately $2.3 million of fees when we amended the Revolver, which are being amortized over the remaining term of the Revolver. As of December 31, 2021, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $274.2 million.

In April 2020, we borrowed $190.0 million on our Revolver out of an abundance of caution due to the initial uncertainties arising from the COVID-19 pandemic. As a result of improved and sufficient liquidity and cash flow, we fully repaid the borrowings during 2020 and as of December 31, 2020, we had no borrowings outstanding on the Revolver.
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
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of December 31, 2021 is $227.2 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2031, 2028, and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2021 is $511.3 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031, 2028, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2021 is $397.7 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
In July 2021, we completed an offering for €300.0 million ($356.0 million at issuance) aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of December 31, 2021 is $340.9 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year, commencing January 15, 2022. We paid approximately $5.9 million of fees associated with the issuance of the 2031 Notes, which are being amortized over the life of the 2031 Notes using the effective interest method. We used the net proceeds from this offering, along with cash on hand, to fund the full redemption of the 2025 Notes - see further discussion above.

The senior subordinated notes due 2026, 2027, 2028, and 2031 are redeemable after October 15, 2021, July 15, 2022, March 15, 2023, and July 15, 2026 respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2026		2027		2028		2031
Year	Percentage	Year	Percentage	Year	Percentage	Year	Percentage
2021	102.063%	2022	101.688%	2023	101.938%	2026	101.688%
2022	101.375%	2023	101.125%	2024	101.292%	2027	100.844%
2023	100.688%	2024	100.563%	2025	100.646%	2028	100.422%
2024 and thereafter	100.000%	2025 and thereafter	100.000%	2026 and thereafter	100.000%	2029 and thereafter	100.000%
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2021 was approximately $1,509.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,477.1 million as of December 31, 2021.
Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2021 are as follows (in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	227,240
Thereafter	1,249,820
$1,477,060
Note 17: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2021, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the years ended December 31, 2021, 2020, and 2019, the transaction gain/(loss) associated with the net investment hedge reported in other comprehensive income was $67.6 million, $(56.2) million, and $26.6 million, respectively. During 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.

Note 18: Income Taxes

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Income (loss) before taxes:
United States operations	$60,806	$(117,819)	$42,833
Foreign operations	26,856	183,946	109,577
Income before taxes	$87,662	$66,127	$152,410
Income tax expense (benefit):
Currently payable
United States federal	$4,375	$273	$21,893
United States state and local	3,108	91	3,090
Foreign	13,634	11,511	13,859
	21,117	11,875	38,842
Deferred
United States federal	13,204	(1,754)	7,567
United States state and local	5,205	(2,310)	(1,205)
Foreign	(14,321)	3,913	(2,685)
	4,088	(151)	3,677
Income tax expense	$25,205	$11,724	$42,519

In addition to the above income tax expense associated with continuing operations, we also recorded an income tax benefit associated with discontinued operations of $1.9 million, $22.6 million, and $27.2 million, in 2021, 2020, and 2019, respectively.

	Years Ended December 31,
	2021	2020	2019
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes	8.5%	(2.6)%	1.2%
Impact of change in tax contingencies	(1.3)%	2.3%	—%
Foreign income tax rate differences	1.9%	(38.2)%	(8.6)%
Impact of change in deferred tax asset valuation allowance	(49.4)%	2.3%	9.5%
Domestic permanent differences and tax credits	45.6%	33.3%	4.7%
Impact of share-based compensation	2.5%	1.4%	0.1%
Impact of CARES act	—%	(1.8)%	—%
	28.8%	17.7%	27.9%

In 2021, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of a change in the deferred tax asset valuation allowance, primarily due to the release of a valuation allowance against the foreign tax credits in the U.S. and a pension deferred tax asset in a foreign jurisdiction.

An additional significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of domestic permanent differences and tax credits. We recognized a total income tax expense from domestic permanent differences and tax credits of $39.8 million in 2021, primarily associated with a goodwill impairment in the U.S., and our foreign income inclusions.

Foreign tax rate differences resulted in an income tax expense (benefit) of $1.7 million, $(25.3) million, and $(13.1) million in 2021, 2020, and 2019, respectively. Additionally, in 2021, 2020, and 2019, our income tax expense was reduced by $3.1 million, $4.0 million, and $3.9 million, respectively, due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2023.

If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our intent to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities.

The components of deferred income were as follows:

	December 31,
	2021	2020
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(105,986)	$(92,271)
Right of use asset	(19,139)	(17,610)
	(125,125)	(109,881)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	32,139	35,394
Reserves and accruals	19,617	24,388
Net operating loss, capital loss, and tax credit carryforwards	94,537	107,028
Lease liability	19,881	18,515
Valuation allowances	(68,719)	(84,308)
	97,455	101,017
Net deferred income tax liability	$(27,670)	$(8,864)

The net decrease in deferred tax assets related to net operating loss, capital loss, and tax credit carryforwards is primarily due to the utilization of foreign tax credits during the year.

The net decrease in deferred tax valuation allowances is primarily due to the release of the valuation allowance against the foreign tax credit as we expect we will have sufficient foreign source income to utilize the foreign tax credits as a result of tax planning strategies. The remaining valuation allowances are primarily related to the capital losses in the U.S. and net operating losses in foreign jurisdictions.

As of December 31, 2021, we had $163.9 million of gross net operating loss carryforwards and $17.2 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $1.4 million in 2021, $12.9 million between 2022 and 2024, and $99.8 million between 2025 and 2041. Net operating loss with an indefinite carryforward period total $49.8 million. Of the $163.9 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $102.2 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.

Unless otherwise utilized, tax credit carryforwards of $17.2 million will expire as follows: $0.6 million in 2021, $1.1 million between 2022 and 2024, and $11.1 million between 2025 and 2041. Tax credit carryforwards with an indefinite carryforward period total $4.4 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $12.0 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

As of December 31, 2021, we had $227.1 million of gross capital loss carryforwards in the U.S. with a full valuation allowance as we do not expect to be able to utilize the capital loss prior to expiration.

The following tables summarize our net operating losses carryforwards and tax credit carryforwards as of December 31, 2021 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
Australia	$10,134
Belgium	5,069
Germany	14,718
Netherlands	3,975
Other	16,547
United Kingdom	11,737
United States - Federal and various states	101,670
Total	$163,850

Tax Credit Carryforwards
(In thousands)
Belgium	$1,088
Canada	663
United States	15,416
Total	$17,167
In 2021, we recognized a net $2.8 million decrease to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2021	2020
	(In thousands)
Balance at beginning of year	$8,573	$6,779
Additions based on tax positions related to the current year	422	548
Additions for tax positions of prior years	168	1,574
Reductions for tax positions of prior years - Settlement	(3,264)	(328)
Reduction for tax positions of prior years - Statute of limitations	(78)	—
Balance at end of year	$5,821	$8,573
The balance of $5.8 million at December 31, 2021 reflects tax positions that, if recognized, would impact our effective tax rate.

Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. We have approximately $0.0 million and $0.2 million accrued for the payment of interest and penalties as of December 31, 2021 and 2020, respectively.

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

Benefits provided to employees under defined contribution plans include cash and stock contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2021, 2020, and 2019 was $13.6 million, $10.0 million, and $12.1 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2021	2020	2021	2020
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(492,925)	$(461,352)	$(29,498)	$(29,470)
Service cost	(3,953)	(3,930)	(33)	(33)
Interest cost	(7,512)	(9,729)	(727)	(809)
Participant contributions	(143)	(73)	(4)	(5)
Actuarial gain (loss)	19,778	(42,284)	1,391	(110)
Acquisitions and divestitures	(12,886)	(910)	—	—
Settlements	5,855	26,970	—	—
Curtailments	—	236	—	—
Plan amendments	—	(226)	—	—
Foreign currency exchange rate changes	7,226	(15,345)	(227)	(427)
Benefits paid	12,726	13,718	1,473	1,356
Benefit obligation, end of year	$(471,834)	$(492,925)	$(27,625)	$(29,498)

	Pension Benefits		Other Benefits
Years Ended December 31,	2021	2020	2021	2020
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$361,802	$355,726	$—	$—
Actual return on plan assets	32,467	32,470	—	—
Employer contributions	11,618	6,393	1,469	1,351
Plan participant contributions	143	73	4	5
Acquisitions and divestitures	9,339	—	—	—
Settlements	(5,790)	(26,945)	—	—
Foreign currency exchange rate changes	(2,827)	7,803	—	—
Benefits paid	(12,726)	(13,718)	(1,473)	(1,356)
Fair value of plan assets, end of year	$394,026	$361,802	$—	$—

Funded status, end of year	$(77,808)	$(131,123)	$(27,625)	$(29,498)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$20,177	$4,780	$—	$—
Accrued benefit liability, current	(3,173)	(3,558)	(1,440)	(1,443)
Accrued benefit liability, noncurrent	(94,812)	(132,345)	(26,185)	(28,055)
Net funded status	$(77,808)	$(131,123)	$(27,625)	$(29,498)

The accumulated benefit obligation for all defined benefit pension plans was $494.7 million and $518.4 million at December 31, 2021 and 2020, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $265.5 million, $261.3 million, and $167.5 million, respectively, as of December 31, 2021 and $463.2 million, $459.2 million, and $297.8 million, respectively, as of December 31, 2020.

The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $27.6 million and $0.0 million, respectively, as of December 31, 2021 and were $29.5 million and $0.0 million, respectively, as of December 31, 2020. The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2021	2020	2019	2021	2020	2019
			(In thousands)
Components of net periodic benefit cost:
Service cost	$3,953	$3,930	$3,668	$33	$33	$35
Interest cost	7,512	9,729	12,261	727	809	960
Expected return on plan assets	(16,337)	(16,357)	(15,699)	—	—	—
Amortization of prior service cost	110	190	169	—	—	—
Settlement loss (gain)	(18)	3,153	(7)	—	—	—
Other adjustments	(191)	—	—	—	—	—
Net loss (gain) recognition	3,764	2,930	1,432	(43)	(59)	(133)
Net periodic benefit cost (income)	$(1,207)	$3,575	$1,824	$717	$783	$862

We recorded settlement losses totaling $3.2 million during 2020. The settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.
The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2021	2020	2021	2020
Weighted average assumptions for benefit obligations at year end:
Discount rate	2.0%	1.5%	2.9%	2.5%
Salary increase	3.3%	3.3%	N/A	N/A
Cash balance interest credit rate	4.7%	4.6%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	1.5%	2.2%	2.5%	2.9%
Salary increase	3.2%	3.5%	N/A	N/A
Cash balance interest credit rate	4.6%	4.0%	N/A	N/A
Expected return on assets	4.6%	4.9%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.4%	5.5%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2027	2026

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
The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2021				December 31, 2020
	Fair Market Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value	Fair Market Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$77,687	$2,913	$—	$74,774	$86,059	$3,012	$—	$83,047
Non-U.S. equities fund	77,299	6,267	—	71,032	61,630	5,602	—	56,028
Debt securities(b)
Government bond fund	64,255	—	731	63,524	98,418	—	772	97,646
Corporate bond fund	108,729	—	11,507	97,222	82,434	—	12,150	70,284
Fixed income fund(c)	16,939	—	—	16,939	7,320	—	—	7,320
Liability driven investment fund(d)	22,713	—	—	22,713	—	—	—	—
Other investments(e)	15,103	—	—	15,103	17,367	—	—	17,367
Cash & equivalents	11,301	5,271	—	6,030	8,574	3,230	—	5,344
Total	$394,026	$14,451	$12,238	$367,337	$361,802	$11,844	$12,922	$337,036

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
(d)This category includes investments in funds that are designed to provide leveraged exposure to changes in interest rates. The fund purchases shares of funds that invest in government bonds, debt repurchase agreements, total return swaps and interest rate swaps.
(e)This category includes investments in hedge funds that pursue multiple strategies in order to provide diversification and balance risk/return objectives, real estate funds, and private equity funds.

The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.
The following table reflects the benefits as of December 31, 2021 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2022	$19,363	$1,460
2023	20,383	1,458
2024	23,199	1,463
2025	20,531	1,468
2026	21,461	1,472
2027-2031	108,900	7,463
Total	$213,837	$14,784
We anticipate contributing $11.8 million and $1.5 million to our pension and other postretirement plans, respectively, during 2022.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2021 and the changes in these amounts during the year ended December 31, 2021 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$39,995	$(1,770)
Net prior service cost	2,661	—
	$42,656	$(1,770)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$80,671	$(436)
Amortization of actuarial gain (loss)	(3,764)	43
Actuarial gain	(19,778)	(1,391)
Asset gain	(16,130)	—
Settlement gain recognized	18	—
Other adjustments	191	—
Currency impact	(1,213)	14
Net actuarial loss (gain), end of year	$39,995	$(1,770)

Prior service cost, beginning of year	$2,798	$—
Amortization of prior service cost	(110)	—
Currency impact	(27)	—
Prior service cost, end of year	$2,661	$—

Note 20: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2019	$(18,225)	$(45,193)	$(63,418)

Other comprehensive loss attributable to Belden before reclassifications	(123,101)	(20,800)	(143,901)
Amounts reclassified from accumulated other comprehensive income	10,145	5,323	15,468
Net current period other comprehensive loss attributable to Belden	(112,956)	(15,477)	(128,433)
Balance at December 31, 2020	$(131,181)	$(60,670)	$(191,851)

Other comprehensive loss attributable to Belden before reclassifications	$90,690	$28,653	$119,343
Amounts reclassified from accumulated other comprehensive income	(977)	2,919	1,942
Net current period other comprehensive loss attributable to Belden	89,713	31,572	121,285
Balance at December 31, 2021	$(41,468)	$(29,098)	$(70,566)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$3,721	(1)
Prior service cost	110	(1)
Total before tax	3,831
Tax benefit	(912)
Total net of tax	$2,919
(1)The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 19).
(2)In addition, we reclassified $1.0 million of accumulated foreign currency translation gains associated with the sale of our oil and gas cable business in Brazil.
Note 21: Share-Based Compensation
Compensation cost charged against income, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Total share-based compensation cost	$24,871	$19,171	$16,802
Income tax benefit	5,919	4,563	3,999

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
During the year ended December 31, 2020, certain restricted stock units with performance vesting conditions were modified as a result of approved changes to the performance targets. There were no other changes to the terms of the restricted stock units. The modification was applicable to all employees who were previously granted the affected restricted stock units. Prior to the modification, the performance targets were not expected to be achieved. Therefore, we had not recognized any expense for these restricted stock units on a cumulative basis. As of the modification date, we expected to recognize total incremental compensation expense as a result of the modification of $4.4 million. The expense will be recognized over the applicable service periods, which extend to 2023.

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs granted	$18.30	$18.29	$22.31
Total intrinsic value of SARs exercised	1,581	545	354
Tax benefit from SARs exercised	327	26	176
Weighted-average fair value of restricted stock units granted	51.76	41.75	64.61
Total fair value of restricted stock units vested	12,623	6,600	10,325
Expected volatility	45.34%	37.55%	35.05%
Expected term (in years)	5.7	5.7	5.7
Risk-free rate	0.70%	1.44%	2.56%
Dividend yield	0.44%	0.39%	0.32%

	SARs				Restricted Stock Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2021	1,311	$64.06	n/a	n/a	953	$52.50
Granted	205	44.93	n/a	n/a	335	51.76
Exercised or converted	(155)	42.47	n/a	n/a	(269)	46.86
Forfeited or expired	(117)	68.59	n/a	n/a	(55)	48.61
Outstanding at December 31, 2021	1,244	$63.18	4.7	$9,582	964	$50.08

Vested or expected to vest at December 31, 2021	313	$48.46	8.7	$5,399
Exercisable or convertible at December 31, 2021	931	$68.12	3.4	$4,183

At December 31, 2021, the total unrecognized compensation cost related to all nonvested awards was $25.7 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.
Note 22: Share Repurchases
Our Board of Directors previously authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. During 2019, we repurchased 0.9 million shares of our common stock under the program for an aggregate cost of $50.0 million and an average price per share of $56.19. During 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83. During 2021, we did not repurchase shares of our common stock under the share repurchase program.
Note 23: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which seven are distributors, constitute in aggregate approximately 42%, 40%, and 39% of revenues in 2021, 2020, and 2019, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2021, we were committed to purchase approximately 4.8 million pounds of copper at an aggregate fixed cost of $20.9 million. At December 31, 2021, this fixed cost was $0.3 million less than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 27% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 18% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2022.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2021 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2021 and 2020 was approximately $1,509.2 million and $1,633.7 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,477.1 million and $1,590.8 million as of December 31, 2021 and 2020, respectively.
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
Letters of Credit, Guarantees and Bonds
At December 31, 2021, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $17.8 million, $6.9 million, and $3.3 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 25: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2021	2020	2019
		(In thousands)
Income tax refunds received	$6,120	$4,460	$4,695
Income taxes paid	(40,139)	(25,259)	(40,760)
Interest paid	(54,176)	(53,029)	(51,160)

Note 26: Subsequent Events
Definitive Agreement to Divest Tripwire
On February 7, 2022, we signed a definitive agreement to divest Tripwire for $350 million in cash. The transaction is expected to close in the first quarter of 2022. During the fourth quarter of 2021, we recognized a goodwill impairment charge for the Tripwire reporting unit of $131.2 million, representing the reporting unit's excess carrying value over its present value of estimated future cash flows, which was based in part on the assumed proceeds from the divestiture. The impairment charge was excluded from Segment EBITDA of our Industrial Solutions segment.

The following table provides the major classes of assets and liabilities of the Tripwire disposal group:

	December 31, 2021	December 31, 2020
	(In thousands)
Assets:
Cash and cash equivalents	$2,194	$1,328
Receivables, net	28,773	26,001
Inventories, net	150	126
Other current assets	7,418	9,798
Property, plant and equipment, less accumulated depreciation	6,250	7,588
Operating lease right-of-use assets	3,893	5,151
Goodwill	331,024	462,202
Intangible assets, less accumulated amortization	63,541	67,979
Deferred income taxes	834	800
Other long-lived assets	5,325	2,653
Total assets of Tripwire disposal group	$449,402	$583,626

Liabilities:
Accounts payable	$6,458	$4,868
Accrued liabilities	56,208	61,769
Deferred income taxes	10,964	12,599
Long-term operating lease liabilities	5,257	7,019
Other long-term liabilities	20,192	17,214
Total liabilities of Tripwire disposal group	$99,079	$103,469

The Tripwire disposal group also had $3.4 million and $3.5 million of accumulated other comprehensive income as of December 31, 2021 and 2020, respectively.

The Tripwire disposal group had revenues of $106.8 million, $110.5 million, and $133.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Tripwire disposal group had losses before taxes of $(139.1) million, $(24.8) million and $(16.0) million for the years ended December 31, 2021, 2020, and 2019, respectively. In 2021, loss before taxes includes a goodwill impairment charge of $131.2 million. In addition, the Tripwire disposal group recognized depreciation and amortization expense of $11.9 million, $39.4 million, and $47.9 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Acquisition of macmon secure GmbH
On January 17, 2022, we acquired macmon secure GmbH (Macmon), a leading provider of products and services that secure network infrastructures in a variety of mission critical industries, for approximately $43.3 million, net of cash acquired. The acquisition was funded with cash on hand. Headquartered in Berlin, Germany, Macmon brings proven products and technologies that protect network infrastructure and extend our offerings in the areas of segmentation, zoning and access control.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As permitted, that evaluation excluded the business operations of OTN Systems which was acquired in 2021. The acquired business operations excluded from our evaluation constituted approximately 3% of our total assets as of December 31, 2021 and 2% and (1)% of our revenues and operating income for the year ended December 31, 2021, respectively. The operations of the acquired business will be included in our 2022 evaluation. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021, the Company’s internal control over financial reporting was effective.
Our internal controls over financial reporting as of December 31, 2021 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Changes to Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control over Financial Reporting
We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OTN Systems, which are included in the 2021 consolidated financial statements of the Company and constituted 3% of total assets as of December 31, 2021 and 2% and (1)% of revenues and operating income for the year then ended, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OTN Systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Belden Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
St. Louis, Missouri
February 15, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is incorporated herein by reference to “Item I-Election of Nine Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance-Audit Committee,” “Ownership Information-Delinquent Section 16(a) Reports,” “Corporate Governance-Corporate Governance Documents” and “Other Matters-Stockholder Proposals for the 2023 Annual Meeting,” as described in the Proxy Statement.

Item 11. Executive Compensation
Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance-Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2021” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2021 and 2020” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.
Our independent registered public accounting firm is Ernst & Young LLP, St. Louis, MO, Auditor Firm ID: 42

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Report:

1.Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
    Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2021
    Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2021
    Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2021
    Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2021
    Notes to Consolidated Financial Statements

2.Financial Statement Schedule
    Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	ASU 2016-13 Adoption Adjustment	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
				(In thousands)
Accounts Receivable —
Allowance for Doubtful Accounts:
2021	$5,150	$—	$1,960	$(190)	$(367)	$(227)	$(74)	$6,252
2020	2,569	1,011	2,282	—	(114)	(637)	39	5,150
2019	3,137	—	159	368	(969)	(86)	(40)	2,569
Inventories —
Excess and Obsolete Allowances:
2021	$32,269	$—	$10,673	$3,927	$—	$(915)	$(270)	$45,684
2020	21,245	—	15,915	—	(4,540)	(597)	246	32,269
2019	17,364	—	6,403	452	(2,333)	(606)	(35)	21,245
Deferred Income Tax Asset —
Valuation Allowance:
2021	$84,308	$—	$865	$25,664	$(406)	$(41,463)	$(249)	$68,719
2020	48,251	—	3,142	33,003	(303)	(114)	329	84,308
2019	37,235	—	12,356	330	—	(1,629)	(41)	48,251
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.    Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Amended and Restated Bylaws	May 31, 2016 Form 8-K, Exhibit 3.1

4.1	Indenture relating to 4.125% Senior Subordinated Notes due 2026	October 11, 2016 Form 8-K, Exhibit 4.1

4.2	First Supplemental Indenture relating to 4.125% Senior Subordinated Notes due 2026	June 26, 2017 Form 8-K, Exhibit 4.22

4.3	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1

4.4	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1

4.5	Indenture relating to 3.375% Senior Subordinated Notes due 2031	August 3, 2021 Form 8-K, Exhibit 4.1

4.6	Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	August 3, 2020 Form 10-Q, Exhibit 4.1

10.1	Trademark License Agreement	Filed herewith

10.2*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.3*	Belden Inc. 2021 Long Term Incentive Plan	April 8, 2021 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	Filed herewith

10.5*	Form of Performance Stock Units Award	Filed herewith

10.6*	Form of Restricted Stock Units Award	Filed herewith

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 16, 2021 Form 10-K, Exhibit 10.7

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Supplemental Excess Defined Benefit Plan	February 16, 2021 Form 10-K, Exhibit 10.9

10.10*	Belden Supplemental Excess Defined Contribution Plan	February 16, 2021 Form 10-K, Exhibit 10.10

10.11*	Executive Severance Plan	July 31, 2020 Form 8-K, Exhibit 10.1

10.12*	Form of Business Protection Agreement with each of the Executive Officers	July 31, 2020 Form 8-K, Exhibit 10.3

10.13*	Belden Inc. 2021 Employee Stock Purchase Plan	April 8, 2021 Proxy Statement, Appendix III

10.14*	Form of Indemnification Agreement with each of the Directors and Officers	March 1, 2007 Form 10-K, Exhibit 10.39

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.15	Second Amended and Restated Credit Agreement	June 2, 2021, Form 8-K, Exhibit 10.1

10.16	Purchase Agreement, dated July 14, 2021, by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	July 14, 2021 Form 8-K, Exhibit 10.1

14.1	Code of Ethics	August 25, 2020 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Independent Registered Accounting Firm	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Cash Flow Statements, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

*	Management contract or compensatory plan
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

BELDEN INC.

	By	/s/ ROEL VESTJENS
Roel Vestjens
Date: February 15, 2022		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROEL VESTJENS	President and Chief Executive Officer	February 15, 2022
Roel Vestjens

/s/ JEREMY PARKS	Senior Vice President, Finance, and Chief Financial Officer	February 15, 2022
Jeremy Parks

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 15, 2022
Douglas R. Zink

/s/ DAVID ALDRICH*	Lead Independent Director and Chairman	February 15, 2022
David Aldrich

/s/ LANCE C. BALK*	Director	February 15, 2022
Lance C. Balk

/s/ STEVEN W. BERGLUND*	Director	February 15, 2022
Steven W. Berglund

/s/ DIANE D. BRINK*	Director	February 15, 2022
Diane D. Brink

/s/ JUDY L. BROWN*	Director	February 15, 2022
Judy L. Brown

/s/ NANCY CALDERON*	Director	February 15, 2022
Nancy Calderon

/s/ BRYAN C. CRESSEY*	Director	February 15, 2022
Bryan C. Cressey

/s/ JONATHAN KLEIN*	Director	February 15, 2022
Jonathan Klein

/s/ GREGORY J. MCCRAY*	Director	February 15, 2022
Gregory J. McCray

/s/ GEORGE MINNICH*	Director	February 15, 2022
George Minnich

/s/ ROEL VESTJENS
*By Roel Vestjens, Attorney-in-fact