Form 10-Q
period 2022-04-03
BELDEN INC.
filed 2022-05-09
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
Commission File No. 001-12561
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
As of May 4, 2022, the Registrant had 44,256,175 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2022	December 31, 2021

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$559,582	$641,563
Receivables, net	375,626	383,444
Inventories, net	396,497	345,203
Other current assets	61,980	58,283
Current assets of discontinued operations	—	449,402
Total current assets	1,393,685	1,877,895
Property, plant and equipment, less accumulated depreciation	340,081	343,564
Operating lease right-of-use assets	80,219	75,571
Goodwill	859,276	821,448
Intangible assets, less accumulated amortization	267,429	238,155
Deferred income taxes	32,747	31,486
Other long-lived assets	29,834	29,558
	$3,003,271	$3,417,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,811	$377,765
Accrued liabilities	223,737	278,108
Current liabilities of discontinued operations	—	99,079
Total current liabilities	583,548	754,952
Long-term debt	1,213,639	1,459,991
Postretirement benefits	116,597	120,997
Deferred income taxes	60,014	49,027
Long-term operating lease liabilities	65,943	61,967
Other long-term liabilities	15,935	14,661
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	826,682	833,627
Retained earnings	539,294	505,717
Accumulated other comprehensive loss	(66,638)	(70,566)
Treasury stock	(353,071)	(313,994)
Total Belden stockholders’ equity	946,770	955,287
Noncontrolling interests	825	795
Total stockholders’ equity	947,595	956,082
	$3,003,271	$3,417,677
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands, except per share data)
Revenues	$610,371	$508,683
Cost of sales	(401,511)	(339,500)
Gross profit	208,860	169,183
Selling, general and administrative expenses	(103,066)	(80,635)
Research and development expenses	(23,456)	(22,612)
Amortization of intangibles	(8,817)	(7,993)
Asset impairments	—	(6,995)
Operating income	73,521	50,948
Interest expense, net	(14,411)	(15,511)
Loss on debt extinguishment	(6,392)	—
Non-operating pension benefit	1,200	684
Income from continuing operations before taxes	53,918	36,121
Income tax expense	(9,822)	(7,056)
Income from continuing operations	44,096	29,065
Loss from discontinued operations, net of tax	(3,685)	(324)
Loss on disposal of discontinued operations, net of tax	(4,567)	—
Net income	35,844	28,741
Less: Net income attributable to noncontrolling interest	3	75
Net income attributable to Belden stockholders	$35,841	$28,666

Weighted average number of common shares and equivalents:
Basic	44,811	44,679
Diluted	45,567	45,045

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.98	$0.65
Discontinued operations	(0.08)	(0.01)
Disposal of discontinued operations	(0.10)	—
Net income	$0.80	$0.64

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.97	$0.64
Discontinued operations	(0.08)	(0.01)
Disposal of discontinued operations	(0.10)	—
Net income	$0.79	$0.64

Comprehensive income attributable to Belden	$39,769	$82,391

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Cash flows from operating activities:
Net income	$35,844	$28,741
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,083	22,196
Loss on debt extinguishment	6,392	—
Share-based compensation	5,224	7,285
Asset impairments	—	6,995
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	37,617	(50,208)
Inventories	(46,959)	(19,313)
Accounts payable	(21,373)	3,269
Accrued liabilities	(83,527)	(30,765)
Income taxes	2,209	1,416
Other assets	(2,915)	(4,226)
Other liabilities	(11,550)	(6,885)
Net cash used for operating activities	(57,955)	(41,495)
Cash flows from investing activities:
Proceeds from disposal of businesses, net of cash sold	338,686	1,106
Proceeds from disposal of tangible assets	56	12
Capital expenditures	(10,963)	(11,223)
Cash used for business acquisitions, net of cash acquired	(65,990)	(72,232)
Net cash provided by (used for) investing activities	261,789	(82,337)
Cash flows from financing activities:
Payments under borrowing arrangements	(230,639)	(1,841)
Payments under share repurchase program	(50,000)	—
Withholding tax payments for share-based payment awards	(3,700)	(905)
Cash dividends paid	(2,276)	(2,246)
Payments under financing lease obligations	(45)	(43)
Net cash used for financing activities	(286,660)	(5,035)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,349)	(2,277)
Decrease in cash and cash equivalents	(84,175)	(131,144)
Cash and cash equivalents, beginning of period	643,757	501,994
Cash and cash equivalents, end of period	$559,582	$370,850

The Condensed Consolidated Cash Flow Statement includes the results of discontinued operations up to the disposal date, February 22, 2022.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	35,841	—	—	—	3	35,844
Other comprehensive income, net of tax	—	—	—	—	—	—	3,928	27	3,955
Retirement Savings Plan stock contributions	—	—	(356)	—	43	2,809	—	—	2,453
Exercise of stock options, net of tax withholding forfeitures	—	—	(526)	—	6	375	—	—	(151)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,287)	—	103	7,739	—	—	(3,548)
Share repurchase program	—	—	—	—	(885)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	5,224	—	—	—	—	—	5,224
Common stock dividends ($0.05 per share)	—	—	—	(2,264)	—	—	—	—	(2,264)
Balance at April 3, 2022	50,335	$503	$826,682	$539,294	(6,093)	$(353,071)	$(66,638)	$825	$947,595

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	28,666	—	—	—	75	28,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	53,725	(197)	53,528
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	20	20
Retirement Savings Plan stock contributions	—	—	(493)	—	45	2,496	—	—	2,003
Exercise of stock options, net of tax withholding forfeitures	—	—	(723)	—	9	541	—	—	(182)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,403)	—	27	1,680	—	—	(723)
Share-based compensation	—	—	7,285	—	—	—	—	—	7,285
Common stock dividends ($0.05 per share)	—	—	—	(2,263)	—	—	—	—	(2,263)
Balance at April 4, 2021	50,335	$503	$827,271	$477,279	(5,611)	$(327,835)	$(138,126)	$6,368	$845,460

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
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2021:
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2021 Annual Report on Form 10-K.
Business Description
We are a global supplier of specialty networking solutions built around two global businesses - Enterprise Solutions and Industrial Automation Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 3, 2022, the 93rd day of our fiscal year 2022. Our fiscal second and third quarters each have 91 days. The three months ended April 3, 2022 and April 4, 2021 included 93 days and 94 days, respectively.
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
As of and during the three months ended April 3, 2022 and April 4, 2021, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 11). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended April 3, 2022 and April 4, 2021.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of April 3, 2022, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of April 3, 2022, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.4 million, $6.2 million, and $3.3 million, respectively.
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
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Automation Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our consolidated financial statements as of or for the periods ended April 3, 2022 and April 4, 2021.

Certain subsidiaries of Opterna included noncontrolling interests, which generated an immaterial amount of Opterna's annual revenues. Because we had a controlling financial interest in these subsidiaries, they were consolidated into our financial statements, and the results that were attributable to the noncontrolling interest holders were presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. During the fourth quarter of 2021, we purchased Opterna's noncontrolling interests for a purchase price of $2.3 million.

A subsidiary of OTN Systems includes a noncontrolling interest. Because we have a controlling financial interest in the subsidiary, it is consolidated into our financial statements. This subsidiary that includes a noncontrolling interest is not material to our consolidated financial statements as of or for the periods ended April 3, 2022 and April 4, 2021.
Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.

The following tables present our revenues disaggregated by major product category.

	Broadband & 5G	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended April 3, 2022	(In thousands)
Enterprise Solutions	$121,805	$—	$146,625	$268,430
Industrial Automation Solutions	—	341,941	—	341,941
Total	$121,805	$341,941	$146,625	$610,371

Three Months Ended April 4, 2021
Enterprise Solutions	$105,091	$—	$121,264	$226,355
Industrial Automation Solutions	—	282,328	—	282,328
Total	$105,091	$282,328	$121,264	$508,683
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended April 3, 2022	(In thousands)
Enterprise Solutions	$204,386	$39,389	$24,655	$268,430
Industrial Automation Solutions	204,310	90,451	47,180	341,941
Total	$408,696	$129,840	$71,835	$610,371

Three Months Ended April 4, 2021
Enterprise Solutions	$162,675	$37,936	$25,744	$226,355
Industrial Automation Solutions	166,223	75,096	41,009	282,328
Total	$328,898	$113,032	$66,753	$508,683
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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three months ended April 3, 2022 and April 4, 2021.
The following table presents estimated and accrued variable consideration:

	April 3, 2022	December 31, 2021

	(in thousands)
Accrued rebates included in accrued liabilities	$28,897	$55,520
Accrued returns included in accrued liabilities	11,492	12,500
Price adjustments recognized against gross accounts receivable	22,742	23,035

Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of April 3, 2022, total deferred revenue was $31.4 million, and of this amount, $23.9 million is expected to be recognized within the next twelve months, and the remaining $7.5 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity during the three months ended April 3, 2022 and April 4, 2021:

	2022	2021

	(In thousands)
Beginning balance at January 1	$19,390	$11,130
New deferrals	8,857	3,751
Acquisitions	6,567	5,997
Revenue recognized	(3,365)	(1,272)
Balance at the end of Q1	$31,449	$19,606
Service-type warranties represent $9.0 million of the deferred revenue balance at April 3, 2022, and of this amount $4.2 million is expected to be recognized in the next twelve months, and the remaining $4.8 million is long-term and will be recognized over a period greater than twelve months.
As of April 3, 2022 and December 31, 2021, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets. We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions on our balance sheet as of April 3, 2022 and December 31, 2021. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Sales commissions	$5,223	$3,782
Note 3:  Acquisitions
NetModule AG
We acquired NetModule AG (NetModule) on March 3, 2022 for a preliminary purchase price, net of cash acquired of $23.5 million, which was funded with cash on hand. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. The results of NetModule have been included in our Condensed Consolidated Financial Statements from March 3, 2022, and are reported within the Industrial Automation Solutions segment. The NetModule acquisition was not material to our financial position or results of operations.

macmon secure GmbH
We acquired macmon secure GmbH (Macmon) on January 17, 2022, for a preliminary purchase price, net of cash acquired of $42.4 million, which was funded with cash on hand. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructures in a variety of mission critical industries. The results of Macmon have been included in our Condensed Consolidated Financial Statements from January 17, 2022, and are reported within the Industrial Automation Solutions segment. The Macmon acquisition was not material to our results of operations.

The following table summarizes the estimated, preliminary fair values of the assets acquired and the liabilities assumed as of January 17, 2022 (in thousands):

Receivables	$1,836
Other current assets	173
Property, plant and equipment	160
Intangible assets	22,248
Goodwill	31,258
Operating lease right-of-use assets	2,979
Total assets acquired	$58,654

Accounts payable	$371
Accrued liabilities	4,079
Deferred income taxes	5,828
Long-term operating lease liabilities	2,534
Other long-term liabilities	3,401
Total liabilities assumed	$16,213

Net assets	$42,441
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.
The preliminary fair value of acquired receivables is $1.8 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
For purposes of the above allocation, we based our preliminary estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation).
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of industrial automation product offerings in complete end-to-end solutions. Our tax basis in the acquired goodwill is zero. The intangible assets related to the Macmon acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$18,825	4.0
Customer relationships	2,282	15.0
Trademarks	1,141	2.0
Total intangible assets subject to amortization	$22,248

Intangible assets not subject to amortization:
Goodwill	$31,258	n/a
Total intangible assets not subject to amortization	$31,258

Total intangible assets	$53,506
Weighted average amortization period		5.0

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
During the first quarter of 2021, we committed to a plan to sell our oil and gas cable business in Brazil that met all of the criteria to classify the assets and liabilities of this business, formerly part of the Industrial Automation Solutions segment, as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge in Selling, General and Administrative Expenses equal to this amount in the first quarter of 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment. We completed the sale of our oil and gas cable business in Brazil during the second quarter of 2021 for $10.9 million, net of cash delivered with the business.
Note 5:  Discontinued Operations
On February 7, 2022, we signed a definitive agreement to divest Tripwire for $350 million in cash, and completed the transaction on February 22, 2022. We recognized a loss on disposal of discontinued operations, net of tax of $4.6 million during the three months ended April 3, 2022. The divestiture of Tripwire represents a strategic shift impacting our operations and financial results. As a result, the Tripwire disposal group, which was included in our Industrial Automation Solutions segment, is reported within discontinued operations. The following table summarizes the operating results of the Tripwire disposal group up to the February 22, 2022 disposal date during the first quarter of 2022 and 2021, respectively :

	January 1, 2022 - February 22, 2022	January 1, 2021 - April 4, 2021
	(In thousands)
Revenues	$12,067	$27,698
Cost of sales	(3,256)	(5,257)
Gross profit	8,811	22,441
Selling, general and administrative expenses	(8,185)	(10,819)
Research and development expenses	(5,528)	(8,888)
Amortization of intangible assets	(638)	(1,954)
Income (loss) before taxes	$(5,540)	$780
During the three months ended April 3, 2022 and April 4, 2021, the Tripwire disposal group had capital expenditures of approximately $0.0 million and $0.7 million, respectively, and recognized share-based compensation expense of $0.2 million and $0.7 million, respectively. The disposal group did not have any significant non-cash charges for investing activities during the three months ended April 3, 2022 and April 4, 2021.

The following table provides the major classes of assets and liabilities of the disposal group as of December 31, 2021:

December 31, 2021
(In thousands)
Assets:
Cash and cash equivalents	$2,194
Receivables, net	28,773
Inventories, net	150
Other current assets	7,418
Property, plant and equipment, less accumulated depreciation	6,250
Operating lease right-of-use assets	3,893
Goodwill	331,024
Intangible assets, less accumulated amortization	63,541
Deferred income taxes	834
Other long-lived assets	5,325
Total assets of Tripwire disposal group	$449,402

Liabilities:
Accounts payable	$6,458
Accrued liabilities	56,208
Deferred income taxes	10,964
Long-term operating lease liabilities	5,257
Other long-term liabilities	20,192
Total liabilities of Tripwire disposal group	$99,079

The Tripwire disposal group also had $3.4 million of accumulated other comprehensive income as of December 31, 2021.
Note 6:  Reportable Segments
We are organized around two global businesses: Enterprise Solutions and Industrial Automation Solutions. Each of the global businesses represents a reportable segment. In conjunction with the Tripwire divestiture during the first quarter of 2022, we changed the name of our former Industrial Solutions segment to Industrial Automation Solutions. The composition of the segment did not change as a result of this name change.

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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended April 3, 2022
Segment Revenues	$268,430	$341,941	$610,371
Segment EBITDA	30,821	67,528	98,349
Depreciation expense	5,426	5,800	11,226
Amortization of intangibles	4,097	4,720	8,817
Amortization of software development intangible assets	22	985	1,007
Severance, restructuring, and acquisition integration costs	328	3,395	3,723
Segment assets	574,494	628,290	1,202,784

As of and for the three months ended April 4, 2021
Segment Revenues	$226,355	$282,328	$508,683
Segment EBITDA	28,291	47,611	75,902
Depreciation expense	5,363	5,364	10,727
Amortization of intangibles	4,336	3,657	7,993
Amortization of software development intangible assets	32	377	409
Severance, restructuring, and acquisition integration costs	1,952	3,219	5,171
Adjustments related to acquisitions and divestitures	(6,307)	(67)	(6,374)
Asset impairments	—	6,995	6,995
Segment assets	476,217	560,351	1,036,568

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Total Segment and Consolidated Revenues	$610,371	$508,683

Total Segment EBITDA	$98,349	$75,902
Depreciation expense	(11,226)	(10,727)
Amortization of intangibles	(8,817)	(7,993)
Amortization of software development intangible assets	(1,007)	(409)
Severance, restructuring, and acquisition integration costs (1)	(3,723)	(5,171)
Asset impairments (2)	—	(6,995)
Adjustments related to acquisitions and divestitures (3)	—	6,374
Eliminations	(55)	(33)
Consolidated operating income	73,521	50,948
Interest expense, net	(14,411)	(15,511)
Loss on debt extinguishment	(6,392)	—
Total non-operating pension benefit	1,200	684
Consolidated income from continuing operations before taxes	$53,918	$36,121

(1) Severance, restructuring, and acquisition integration costs for the three months ended April 3, 2022 primarily relate to our Acquisition Integration Program. See Note 12. Costs for the three months ended April 4, 2021 primarily relate to our Acquisition Integration Program and completed Cost Reduction Program.

(2) During the three months ended April 4, 2021, we recognized a $3.6 million impairment on assets held and used and a $3.4 million impairment on assets held for sale. See Note 11.
(3) During the three months ended April 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, collected $1.4 million of receivables associated with the sale of Grass Valley that were previously written off, and recognized cost of sales of $0.8 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition.
Note 7: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Numerator:
Income from continuing operations	$44,096	$29,065
Less: Net income attributable to noncontrolling interest	3	75
Income from continuing operations attributable to Belden stockholders	44,093	28,990
Add: Loss from discontinued operations, net of tax	(3,685)	(324)
Add: Loss on disposal of discontinued operations, net of tax	(4,567)	—
Net income attributable to Belden stockholders	$35,841	$28,666

Denominator:
Weighted average shares outstanding, basic	44,811	44,679
Effect of dilutive common stock equivalents	756	366
Weighted average shares outstanding, diluted	45,567	45,045
For the three months ended April 3, 2022 and April 4, 2021, diluted weighted average shares outstanding exclude outstanding equity awards of 1.1 million and 1.3 million, respectively, as they are anti-dilutive. In addition, for the three months ended April 3, 2022 and April 4, 2021, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million and 0.4 million, respectively, because the related performance conditions have not been satisfied.
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

Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three months ended April 3, 2022 and April 4, 2021, respectively:

	2022	2021

	(In thousands)
Beginning balance at January 1	$4,864	$5,085
Current period provision	846	52
Acquisitions	319	—
Write-offs	(667)	(47)
Recoveries collected	(50)	(23)
Fx impact	(19)	(17)
Q1 ending balance	$5,293	$5,050
Note 9:  Inventories
The following table presents the major classes of inventories as of April 3, 2022 and December 31, 2021, respectively:

	April 3, 2022	December 31, 2021

	(In thousands)
Raw materials	$173,524	$157,315
Work-in-process	47,361	43,644
Finished goods	221,226	189,907
Gross inventories	442,111	390,866
Excess and obsolete reserves	(45,614)	(45,663)
Net inventories	$396,497	$345,203
Note 10:  Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 17 years; some of which include extension and termination options for an additional 15 years or within 1 year, respectively. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain any material residual value guarantees or material variable lease payments.

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three months ended April 3, 2022 and April 4, 2021, the rent expense for short-term leases was not material.

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

We are party to a lease guarantee, whereby Belden has covenanted the lease payments for one of Snell Advanced Media's (SAM) property leases through its 2035 expiration date. The lease guarantee was executed in 2018 following the acquisition of SAM, which we subsequently sold on July 2, 2020 as part of the Grass Valley disposal group. This lease guarantee was retained by Belden and not transferred to Black Dragon Capital as part of the sale of Grass Valley. Belden would be required to make lease payments only if the primary obligor, Black Dragon Capital, fails to make the payments. As of April 3, 2022, the SAM lease has approximately $19.2 million of lease payments remaining. We have not recorded a liability associated with this guarantee.

The components of lease expense were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Operating lease cost	$5,428	$4,430

Finance lease cost
Amortization of right-of-use asset	$288	$32
Interest on lease liabilities	6	3
Total finance lease cost	$294	$35

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,776	$3,671
Operating cash flows from finance leases	6	3
Financing cash flows from finance leases	43	41

Supplemental balance sheet information related to leases was as follows:

	April 3, 2022	December 31, 2021

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$80,219	$75,571

Accrued liabilities	$16,818	$16,377
Long-term operating lease liabilities	65,943	61,967
Total operating lease liabilities	$82,761	$78,344

Finance leases:
Other long-lived assets, at cost	$3,799	$3,650
Accumulated depreciation	(849)	(557)
Other long-lived assets, net	$2,950	$3,093

Weighted Average Remaining Lease Term
Operating leases	7 years	6 years
Finance leases	4 years	4 years

Weighted Average Discount Rate
Operating leases	5.0%	4.8%
Finance leases	4.3%	4.4%

The following table summarizes maturities of lease liabilities as of April 3, 2022 and December 31, 2021, respectively:

	April 3, 2022	December 31, 2021

	(In thousands)
2022	$16,034	$20,691
2023	17,956	16,853
2024	14,583	13,662
2025	13,249	12,348
2026	11,379	10,466
Thereafter	23,793	17,967
Total	$96,994	$91,987
Note 11:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $11.2 million and $10.7 million in the three months ended April 3, 2022 and April 4, 2021, respectively.
We recognized amortization expense in income from continuing operations of $9.8 million and $8.4 million in the three months ended April 3, 2022 and April 4, 2021, respectively.
Asset Impairment
During the first quarter of 2021, we committed to a plan to sell our oil and gas cable business in Brazil, and recognized an impairment charge of $3.4 million during the three months ended April 4, 2021. During the second quarter of 2021, we completed the sale of this business. See Note 4.

Also in the first quarter of 2021, we performed a recoverability test over certain held and used long-lived assets in our Industrial Automation Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge during the three months ended April 4, 2021 to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Note 12:  Severance, Restructuring, and Acquisition Integration Activities
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, which are primarily focused on consolidating existing and acquired facilities as well as other support functions. The Industrial Automation Solutions segment incurred $3.0 million of restructuring and integration costs during the three months ended April 3, 2022 related to the Macmon, NetModule and OTN Systems acquisitions. We expect to incur approximately $7 million of incremental costs for this program in 2022. The Enterprise Solutions and Industrial Automation Solutions segments recognized $1.8 million of severance and other restructuring and integration costs during the three months ended April 4, 2021 related to the OTN Systems and Opterna acquisitions.
The restructuring and integration costs incurred during the first quarter of 2022 and 2021 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days. Furthermore, there were no significant severance accrual balances as of April 3, 2022 or December 31, 2021.

The following table summarizes the severance and other restructuring and integration costs of the Acquisition Integration Program described above by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Cost of sales	$372	$—
Selling, general and administrative expenses	2,611	1,768
Total	$2,983	$1,768
Note 13:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	April 3, 2022	December 31, 2021

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
4.125% Senior subordinated notes due 2026	—	227,240
3.375% Senior subordinated notes due 2027	502,470	511,290
3.875% Senior subordinated notes due 2028	390,810	397,670
3.375% Senior subordinated notes due 2031	334,980	340,860
Total senior subordinated notes	1,228,260	1,477,060
Less unamortized debt issuance costs	(14,621)	(17,069)
Long-term debt	$1,213,639	$1,459,991
Revolving Credit Agreement due 2026
On June 2, 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. We paid approximately $2.3 million of fees associated with the amended Revolver, which will be amortized over its term using the effective interest method. As of April 3, 2022, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $292.5 million.
Senior Subordinated Notes
We had outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). In March 2022, we repurchased the full €200.0 million 2026 Notes outstanding for cash consideration of €204.1 million ($227.9 million), including a redemption premium, and recognized a $6.4 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of April 3, 2022 is $502.5 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of April 3, 2022 is $390.8 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of April 3, 2022 is $335.0 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of April 3, 2022 was approximately $1,185.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,228.3 million as of April 3, 2022.
Note 14:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of April 3, 2022, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three months ended April 3, 2022 and April 4, 2021, the transaction gain associated with the net investment hedge reported in other comprehensive income was $13.7 million and $38.5 million, respectively. During the three months ended April 3, 2022, we de-designated €200.0 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €200.0 million of debt are reported in income from continuing operations.
Note 15:  Income Taxes
For the three months ended April 3, 2022, we recognized income tax expense of $9.8 million representing an effective tax rate of 18.2%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
For the three months ended April 4, 2021, we recognized income tax expense of $7.1 million representing an effective tax rate of 19.5%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.

Note 16:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021

	(In thousands)
Service cost	$911	$886	$6	$9
Interest cost	2,305	1,806	195	177
Expected return on plan assets	(3,963)	(3,668)	—	—
Amortization of prior service cost	47	28	—	—
Actuarial losses (gains)	236	979	(20)	(6)
Net periodic benefit cost (income)	$(464)	$31	$181	$180

Note 17:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Net income	$35,844	$28,741
Foreign currency translation adjustments, net of tax	3,762	52,764
Adjustments to pension and postretirement liability, net of tax	193	764
Total comprehensive income	39,799	82,269
Less: Comprehensive income (loss) attributable to noncontrolling interests	30	(122)
Comprehensive income attributable to Belden	$39,769	$82,391
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2021	$(41,468)	$(29,098)	$(70,566)
Other comprehensive income attributable to Belden before reclassifications	6,742	—	6,742
Amounts reclassified from accumulated other comprehensive income (loss)	(3,007)	193	(2,814)
Net current period other comprehensive income attributable to Belden	3,735	193	3,928
Balance at April 3, 2022	$(37,733)	$(28,905)	$(66,638)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended April 3, 2022:

	Amount Reclassified from Accumulated Other Comprehensive Income (1) (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$216	(1)
Prior service cost	47	(1)
Total before tax	263
Tax benefit	(70)
Total net of tax	$193
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16).
(2) In addition, we reclassified $3.0 million of accumulated foreign currency translation gains associated with the sale of Tripwire.
Note 18: Share Repurchase
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended April 3, 2022, we repurchased 0.9 million shares of our common stock under the share repurchase program for an aggregate cost of $50.0 million at an average price per share of $56.51. During the three months ended April 4, 2021, we did not repurchase any stock.
Note 19: Subsequent Event

On April 15, 2022, we acquired Communication Associates, Inc. (Communication Associates) for approximately $19 million, net of cash acquired. The acquisition was funded with cash on hand. Communication Associates is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in RF filters used in outside plant HFC nodes. The results of Communication Associates will be reported within our Enterprise Solutions segment from the acquisition date.

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a global supplier of specialty networking solutions built around two global businesses - Enterprise Solutions and Industrial Automation Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
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

Trends and Events
The following trends and events during 2022 have had varying effects on our financial condition, results of operations, and cash flows.
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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 45% of our consolidated revenues during the quarter ended April 3, 2022 were to customers outside of the U.S.
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
Tripwire Divestiture
On February 7, 2022, we signed a definitive agreement to divest Tripwire for $350 million in cash, and completed the transaction on February 22, 2022. We recognized a loss on disposal of discontinued operations, net of tax of $4.6 million during the three months ended April 3, 2022. See Note 5.
Debt Repurchase
During the three months ended April 3, 2022, we repurchased all of the €200.0 million aggregate principal amount of 4.125% senior subordinated notes previously due 2026. We recognized a $6.4 million loss on debt extinguishment for the premiums paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. See Note 13.
Macmon and NetModule Acquisitions
On January 17, 2022, we acquired Macmon, a leading provider of products and services that secure network infrastructures in a variety of mission critical industries, for approximately $42.4 million, net of cash acquired. Headquartered in Berlin, Germany, Macmon brings proven products and technologies that protect network infrastructure and extend our offerings in the areas of segmentation, zoning and access control. The results of Macmon have been included in our Condensed Consolidated Financial Statements from January 17, 2022, and are reported within the Industrial Automation Solutions segment. See Note 3.
On March 3, 2022, we acquired NetModule, a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical for approximately $23.5 million, net of cash acquired. Headquartered in Bern, Switzerland, NetModule contributes to Belden’s Industrial Automation strategic plan to accelerate our capabilities within wireless technology and to expand applications we serve to meet the growing solution requirements of our customers. The results of NetModule have been included in our Condensed Consolidated Financial Statements from March 3, 2022, and are reported within the Industrial Automation Solutions segment. See Note 3.

Share Repurchase Program
During the three months ended April 3, 2022, we repurchased 0.9 million shares of our common stock with cash on hand for an aggregate cost of $50.0 million at an average price per share of $56.51 as part of our share repurchase program approved in 2018 by our Board of Directors. See Note 18.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended April 3, 2022:
•We did not change any of our existing critical accounting policies from those listed in our 2021 Annual Report on Form 10-K;
•No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change
	April 3, 2022	April 4, 2021

	(In thousands, except percentages)
Revenues	$610,371	$508,683	20.0%
Gross profit	208,860	169,183	23.5%
Selling, general and administrative expenses	(103,066)	(80,635)	27.8%
Research and development expenses	(23,456)	(22,612)	3.7%
Amortization of intangibles	(8,817)	(7,993)	10.3%
Asset impairments	—	(6,995)	(100.0)%
Operating income	73,521	50,948	44.3%
Interest expense, net	(14,411)	(15,511)	(7.1)%
Loss on debt extinguishment	(6,392)	—	n/a
Non-operating pension benefit	1,200	684	75.4%
Income from continuing operations before taxes	53,918	36,121	49.3%
Revenues increased $101.7 million in the three months ended April 3, 2022 from the comparable period of 2021 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $97.4 million increase in revenues.
•Higher copper pass-through pricing had a $13.9 million favorable impact on revenues.
•Acquisitions contributed an estimated $3.2 million in revenues.
•The divestiture of our oil and gas cable business in 2021 had a $5.5 million unfavorable impact on revenues.
•Currency translation had a $7.3 million unfavorable impact on revenues.

Gross profit increased $39.7 million in the three months ended April 3, 2022 from the comparable period of 2021 due to the increases in revenues discussed above.

Selling, general and administrative expenses increased $22.4 million in the three months ended April 3, 2022 from the comparable period of 2021. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities as well as increases from incentive compensation and acquisitions.

Research and development expenses increased $0.8 million in the three months ended April 3, 2022 from the comparable period of 2021 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.
Amortization of intangibles increased $0.8 million in the three months ended April 3, 2022 from the comparable period of 2021 primarily due to acquisitions.
Asset impairments decreased $7.0 million in the three months ended April 3, 2022 from the comparable period of 2021 as a result of the impairments on assets held and used and assets held for sale of $3.6 million and $3.4 million, respectively, during the three months ended April 4, 2021.
Operating income increased $22.6 million in the three months ended April 3, 2022 from the comparable period of 2021 primarily as a result of the increase in gross profit discussed above.
Net interest expense decreased $1.1 million in the three months ended April 3, 2022 from the comparable period of 2021 primarily due to currency translation.
Loss on debt extinguishment increased $6.4 million in the three months ended April 3, 2022 from the comparable period of 2021 due to the redemption of the 2026 Notes during the first quarter of 2022. The $6.4 million loss on debt extinguishment represents the premium paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. See Note 13.
Income from continuing operations before taxes increased $17.8 million in the three months ended April 3, 2022 from the comparable period of 2021 primarily due to the increase in operating income discussed above.
Income Taxes

	Three Months Ended		% Change
	April 3, 2022	April 4, 2021

	(In thousands, except percentages)
Income before taxes	$53,918	$36,121	49.3%
Income tax expense	9,822	7,056	39.2%
Effective tax rate	18.2%	19.5%
For the three months ended April 3, 2022, we recognized income tax expense of $9.8 million, representing an effective tax rate of 18.2%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 15.
Consolidated Adjusted EBITDA

	Three Months Ended		% Change
	April 3, 2022	April 4, 2021

	(In thousands, except percentages)
GAAP and adjusted revenues	$610,371	$508,683	20.0%
Adjusted EBITDA	99,494	76,553	30.0%
as a percent of revenues	16.3%	15.0%
Revenues increased $101.7 million in the three months ended April 3, 2022 from the comparable period of 2021 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $97.4 million increase in revenues.
•Higher copper pass-through pricing had a $13.9 million favorable impact on revenues.
•Acquisitions contributed an estimated $3.2 million in revenues.
•The divestiture of our oil and gas cable business in Brazil in 2021 had a $5.5 million unfavorable impact on revenues.
•Currency translation had a $7.3 million unfavorable impact on revenues.

Adjusted EBITDA increased $22.9 million in the three months ended April 3, 2022 from the comparable period of 2021 primarily due to leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins in the three months ended April 3, 2022 expanded to 16.3% from 15.0% in the comparable period of 2021.
Use of Non-GAAP Financial Information
Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; gains (losses) on debt extinguishment; certain gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands, except percentages)
GAAP and adjusted revenues	$610,371	$508,683

GAAP income from continuing operations	$44,096	$29,065
Interest expense, net	14,411	15,511
Depreciation expense	11,226	10,727
Income tax expense	9,822	7,056
Amortization of intangible assets	8,817	7,993
Loss on debt extinguishment	6,392	—
Severance, restructuring, and acquisition integration costs (1)	3,723	5,171
Asset impairments (2)	—	6,995
Amortization of software development intangible assets	1,007	409
Adjustments related to acquisitions and divestitures (3)	—	(6,374)
Adjusted EBITDA	$99,494	$76,553

GAAP income from continuing operations margin	7.2%	5.7%
Adjusted EBITDA margin	16.3%	15.0%

(1) Severance, restructuring, and acquisition integration costs for the three months ended April 3, 2022 primarily relate to our Acquisition Integration Program. See Note 12. Costs for the three months ended April 4, 2021 primarily relate to our Acquisition Integration Program and completed Cost Reduction Program.
(2) During the three months ended April 4, 2021, we recognized a $3.6 million impairment on assets held and used and a $3.4 million impairment on assets held for sale. See Note 11.

(3) During the three months ended April 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, collected $1.4 million of receivables associated with the sale of Grass Valley that were previously written off, and recognized cost of sales of $0.8 million related to purchase accounting adjustments of acquired inventory to fair value for the OTN Systems acquisition.
Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		% Change
	April 3, 2022	April 4, 2021

	(In thousands, except percentages)
Segment Revenues	$268,430	$226,355	18.6%
Segment EBITDA	30,821	28,291	8.9%
as a percent of segment revenues	11.5%	12.5%
Enterprise Solutions revenues increased $42.1 million in the three months ended April 3, 2022 from the comparable period of 2021. The increase in revenues in the three months ended April 3, 2022 was primarily due to increases in volume and favorable pricing as well as higher copper pass-through pricing of $37.5 million and $5.4 million, respectively, partially offset by unfavorable currency translation of $0.8 million.
Enterprise Solutions EBITDA increased $2.5 million in the three months ended April 3, 2022 compared to the year ago period primarily as a result of the increase in revenues discussed above.
Industrial Automation Solutions

	Three Months Ended		% Change
	April 3, 2022	April 4, 2021

	(In thousands, except percentages)
Segment Revenues	$341,941	$282,328	21.1%
Segment EBITDA	67,528	47,611	41.8%
as a percent of segment revenues	19.7%	16.9%
Industrial Automation Solutions revenues increased $59.6 million in the three months ended April 3, 2022 from the comparable period of 2021. The increase in revenues in the three months ended April 3, 2022 was primarily due to increases in volume and favorable pricing, higher copper pass-through pricing, and acquisitions of $59.9 million, $8.5 million, and $3.2 million, respectively, partially offset by unfavorable currency translation and a divestiture of $6.5 million and $5.5 million, respectively.
Industrial Automation Solutions EBITDA increased $19.9 million in the three months ended April 3, 2022 from the comparable period of 2021 primarily due to leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins expanded to 19.7% from 16.9% in the year ago period.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results and cash flow activity of discontinued operations up to the February 22, 2022 disposal date:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(In thousands)
Net cash provided by (used for):
Operating activities	$(57,955)	$(41,495)
Investing activities	261,789	(82,337)
Financing activities	(286,660)	(5,035)
Effects of currency exchange rate changes on cash and cash equivalents	(1,349)	(2,277)
Decrease in cash and cash equivalents	(84,175)	(131,144)
Cash and cash equivalents, beginning of period	643,757	501,994
Cash and cash equivalents, end of period	$559,582	$370,850

Operating cash flows were a use of cash of $58.0 million in the three months ended April 3, 2022 compared to $41.5 million in the three months ended April 4, 2021. Operating cash flows declined $16.5 million compared to the prior year primarily due to unfavorable changes in accrued liabilities, accounts payable and inventories, partially offset by favorable changes in receivables. The use of cash in accrued liabilities was primarily due to higher incentive compensation payments and channel partner rebates, both of which were a direct result of improved company performance during 2021, and the use of cash in inventory was primarily driven by increased demand.

Net cash from investing activities was a source of cash of $261.8 million in the three months ended April 3, 2022, compared to a use of cash of $82.3 million in the prior year. Investing activities for the three months ended April 3, 2022 included cash receipts of $338.7 million for the Tripwire disposal, partially offset by payments of $65.9 million for the acquisitions of Macmon and NetModule and capital expenditures of $11.0 million. Investing activities for the three months ended April 4, 2021 included cash payments of $72.2 million for the acquisition of OTN Systems and capital expenditures of $11.2 million, partially offset by cash receipts of $1.1 million associated with the sale of Grass Valley.
Net cash used for financing activities totaled $286.7 million for the three months ended April 3, 2022, compared to $5.0 million in the prior year. Financing activities for the three months ended April 3, 2022 included payments under borrowing arrangements of $230.6 million, payments under our share repurchase program of $50.0 million, net payments related to share based compensation activities of $3.7 million, and cash dividend payments of $2.3 million. Financing activities for the three months ended April 4, 2021 included cash dividend payments of $2.2 million, repayments of debt obligations of $1.8 million assumed as part of the OTN Systems acquisition, and net payments related to share based compensation activities of $0.9 million.
Our cash and cash equivalents balance was $559.6 million as of April 3, 2022. Of this amount, $176.4 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of April 3, 2022 consisted of $1,228.3 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Condensed Consolidated Financial Statements.

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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of April 3, 2022.

	Principal Amount by Expected Maturity			Fair
	2022	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$502,470	$502,470	$488,933
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$390,810	$390,810	$384,072
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	334,980	$334,980	$312,573
Average interest rate		3.375%
Total			$1,228,260	$1,185,578
Item 7A of our 2021 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2021.
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 10-K filed on February 15, 2022. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended April 3, 2022 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at December 31, 2021				$215,000
January 1, 2022 through February 6, 2022	—	$—	—	215,000
February 7, 2022 through March 6, 2022	252	56.20	252	200,837
March 7, 2022 through April 3, 2022	633	56.63	633	165,000
Total	885	$56.51	885	$165,000

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of our program, we have repurchased 2.8 million shares of our common stock under the program for an aggregate cost of $135.0 million and an average price of $49.07. During the three months ended April 3, 2022, we repurchased 0.9 million shares of our common stock under the share repurchase program for an aggregate cost of $50.0 million and an average price per share of $56.51.

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

BELDEN INC.

Date:	May 9, 2022	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	May 9, 2022	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 9, 2022	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer