Form 10-Q
period 2022-07-03
BELDEN INC.
filed 2022-08-08
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
Commission File No. 001-12561
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
As of August 3, 2022, the Registrant had 43,524,764 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3, 2022	December 31, 2021

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$527,682	$641,563
Receivables, net	425,553	383,444
Inventories, net	394,346	345,203
Other current assets	61,268	58,283
Current assets of discontinued operations	—	449,402
Total current assets	1,408,849	1,877,895
Property, plant and equipment, less accumulated depreciation	340,610	343,564
Operating lease right-of-use assets	73,225	75,571
Goodwill	861,131	821,448
Intangible assets, less accumulated amortization	256,207	238,155
Deferred income taxes	33,731	31,486
Other long-lived assets	52,264	29,558
	$3,026,017	$3,417,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349,446	$377,765
Accrued liabilities	240,891	278,108
Current liabilities of discontinued operations	—	99,079
Total current liabilities	590,337	754,952
Long-term debt	1,137,853	1,459,991
Postretirement benefits	107,394	120,997
Deferred income taxes	59,849	49,027
Long-term operating lease liabilities	60,018	61,967
Other long-term liabilities	21,483	14,661
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	820,602	833,627
Retained earnings	595,613	505,717
Accumulated other comprehensive loss	(14,487)	(70,566)
Treasury stock	(354,029)	(313,994)
Total Belden stockholders’ equity	1,048,202	955,287
Noncontrolling interests	881	795
Total stockholders’ equity	1,049,083	956,082
	$3,026,017	$3,417,677
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands, except per share data)
Revenues	$666,551	$575,857	$1,276,922	$1,084,540
Cost of sales	(444,246)	(384,503)	(845,757)	(724,003)
Gross profit	222,305	191,354	431,165	360,537
Selling, general and administrative expenses	(105,203)	(93,570)	(208,269)	(174,205)
Research and development expenses	(25,989)	(22,263)	(49,445)	(44,875)
Amortization of intangibles	(9,177)	(7,172)	(17,994)	(15,165)
Asset impairments	—	—	—	(6,995)
Operating income	81,936	68,349	155,457	119,297
Interest expense, net	(11,276)	(14,870)	(25,687)	(30,381)
Loss on debt extinguishment	—	—	(6,392)	—
Non-operating pension benefit	1,070	1,445	2,270	2,129
Income from continuing operations before taxes	71,730	54,924	125,648	91,045
Income tax expense	(13,088)	(9,578)	(22,910)	(16,634)
Income from continuing operations	58,642	45,346	102,738	74,411
Loss from discontinued operations, net of tax	—	(1,374)	(3,685)	(1,698)
Loss on disposal of discontinued operations, net of tax	—	—	(4,567)	—
Net income	58,642	43,972	94,486	72,713
Less: Net income attributable to noncontrolling interest	81	208	84	283
Net income attributable to Belden stockholders	$58,561	$43,764	$94,402	$72,430

Weighted average number of common shares and equivalents:
Basic	44,252	44,759	44,535	44,717
Diluted	44,782	45,262	45,179	45,162

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.32	$1.01	$2.31	$1.66
Discontinued operations	—	(0.03)	(0.08)	(0.04)
Disposal of discontinued operations	—	—	(0.10)	—
Net income	$1.32	$0.98	$2.12	$1.62

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.31	$1.00	$2.27	$1.64
Discontinued operations	—	(0.03)	(0.08)	(0.04)
Disposal of discontinued operations	—	—	(0.10)	—
Net income	$1.31	$0.97	$2.09	$1.60

Comprehensive income attributable to Belden	$110,712	$22,499	$150,481	$104,890

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021

	(In thousands)
Cash flows from operating activities:
Net income	$94,486	$72,713
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,686	43,272
Loss on debt extinguishment	6,392	—
Share-based compensation	10,870	13,513
Asset impairments	—	6,995
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(20,699)	(90,810)
Inventories	(47,305)	(50,111)
Accounts payable	(23,563)	50,158
Accrued liabilities	(58,525)	227
Income taxes	163	1,474
Other assets	(2,634)	(6,924)
Other liabilities	(10,452)	(13,853)
Net cash provided by (used for) operating activities	(8,581)	26,654
Cash flows from investing activities:
Proceeds from disposal of businesses, net of cash sold	338,686	10,798
Proceeds from disposal of tangible assets	1,424	3,249
Capital expenditures	(31,010)	(30,866)
Cash used for acquisitions and investments, net of cash acquired	(104,123)	(73,749)
Purchase of intangible assets	—	(3,650)
Net cash provided by (used for) investing activities	204,977	(94,218)
Cash flows from financing activities:
Payments under borrowing arrangements	(230,639)	(1,841)
Payments under share repurchase program	(66,559)	—
Withholding tax payments for share-based payment awards	(5,167)	(2,009)
Cash dividends paid	(4,520)	(4,493)
Payments under financing lease obligations	(83)	(75)
Debt issuance costs paid	—	(1,728)
Proceeds from issuance of common stock	3,717	—
Net cash used for financing activities	(303,251)	(10,146)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(9,220)	(993)
Decrease in cash and cash equivalents	(116,075)	(78,703)
Cash and cash equivalents, beginning of period	643,757	501,994
Cash and cash equivalents, end of period	$527,682	$423,291

The Condensed Consolidated Cash Flow Statement includes the results of discontinued operations up to the disposal date, February 22, 2022.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	35,841	—	—	—	3	35,844
Other comprehensive income, net of tax	—	—	—	—	—	—	3,928	27	3,955
Retirement Savings Plan stock contributions	—	—	(356)	—	43	2,809	—	—	2,453
Exercise of stock options, net of tax withholding forfeitures	—	—	(526)	—	6	375	—	—	(151)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,287)	—	103	7,739	—	—	(3,548)
Share repurchase program	—	—	—	—	(885)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	5,224	—	—	—	—	—	5,224
Common stock dividends ($0.05 per share)	—	—	—	(2,264)	—	—	—	—	(2,264)
Balance at April 3, 2022	50,335	$503	$826,682	$539,294	(6,093)	$(353,071)	$(66,638)	$825	$947,595

Net income	—	—	—	58,561	—	—	—	81	58,642
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	52,151	(25)	52,126
Common stock issuance	—	—	(2,775)	—	82	6,492	—	—	3,717
Retirement Savings Plan stock contributions	—	—	(730)	—	30	2,355	—	—	1,625
Exercise of stock options, net of tax withholding forfeitures	—	—	(173)	—	2	133	—	—	(40)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(8,048)	—	75	6,621	—	—	(1,427)
Share repurchase program	—	—	—	—	(320)	(16,559)	—	—	(16,559)
Share-based compensation	—	—	5,646	—	—	—	—	—	5,646
Common stock dividends ($0.05 per share)	—	—	—	(2,242)	—	—	—	—	(2,242)
Balance at July 3, 2022	50,335	$503	$820,602	$595,613	(6,224)	$(354,029)	$(14,487)	$881	$1,049,083

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	28,666	—	—	—	75	28,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	53,725	(197)	53,528
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	20	20
Retirement Savings Plan stock contributions	—	—	(493)	—	45	2,496	—	—	2,003
Exercise of stock options, net of tax withholding forfeitures	—	—	(723)	—	9	541	—	—	(182)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,403)	—	27	1,680	—	—	(723)
Share-based compensation	—	—	7,285	—	—	—	—	—	7,285
Common stock dividends $0.05 per share)	—	—	—	(2,263)	—	—	—	—	(2,263)
Balance at April 4, 2021	50,335	$503	$827,271	$477,279	(5,611)	$(327,835)	$(138,126)	$6,368	$845,460

Net income	—	—	—	43,764	—	—	—	208	43,972
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21,265)	(229)	(21,494)
Retirement Savings Plan stock contributions	—	—	(418)	—	34	3,723	—	—	3,305
Exercise of stock options, net of tax withholding forfeitures	—	—	(147)	—	2	100	—	—	(47)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(5,795)	—	83	4,738	—	—	(1,057)
Share-based compensation	—	—	6,228	—	—	—	—	—	6,228
Common stock dividends ($0.05 per share)	—	—	—	(2,269)	—	—	—	—	(2,269)
Balance at July 4, 2021	50,335	$503	$827,139	$518,774	(5,492)	$(319,274)	$(159,391)	$6,347	$874,098

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 3, 2022, the 93rd day of our fiscal year 2022. Our fiscal second and third quarters each have 91 days. The six months ended July 3, 2022 and July 4, 2021 included 184 days and 185 days, respectively.
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
As of and during the three and six months ended July 3, 2022 and July 4, 2021, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 11). We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended July 3, 2022 and July 4, 2021.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of July 3, 2022, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow.
As of July 3, 2022, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.1 million, $5.2 million, and $3.8 million, respectively.
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
Equity Method Investment
During the second quarter of 2022, we invested $20.0 million in Litmus Automation, Inc. (Litmus) for a noncontrolling ownership interest. Litmus provides the critical data connectivity needed to monitor, visualize, analyze, and integrate industrial data. We account for this investment using the equity method of accounting. The carrying value of our investment is included in Other Long-Lived Assets in the Condensed Consolidated Balance Sheets. The results of our investment in Litmus were not material to our consolidated financial statements for the three months ended July 3, 2022.
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Automation Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our consolidated financial statements as of or for the periods ended July 3, 2022 and July 4, 2021.
Certain Belden subsidiaries include a noncontrolling interest as of or for the periods ended July 3, 2022 and July 4, 2021. The results attributable to the noncontrolling interest holders are not material to our consolidated financial statements, and are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. During the fourth quarter of 2021, we purchased a noncontrolling interest for a purchase price of $2.3 million.
Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.

The following tables present our revenues disaggregated by major product category.

	Broadband & 5G	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended July 3, 2022	(In thousands)
Enterprise Solutions	$146,771	$—	$160,673	$307,444
Industrial Automation Solutions	—	359,107	—	359,107
Total	$146,771	$359,107	$160,673	$666,551

Three Months Ended July 4, 2021
Enterprise Solutions	$124,760	$—	$142,768	$267,528
Industrial Automation Solutions	—	308,329	—	308,329
Total	$124,760	$308,329	$142,768	$575,857

Six Months Ended July 3, 2022
Enterprise Solutions	$268,576	$—	$307,298	$575,874
Industrial Automation Solutions	—	701,048	—	701,048
Total	$268,576	$701,048	$307,298	$1,276,922

Six Months Ended July 4, 2021
Enterprise Solutions	$229,851	$—	$264,032	$493,883
Industrial Automation Solutions	—	590,657	—	590,657
Total	$229,851	$590,657	$264,032	$1,084,540
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended July 3, 2022	(In thousands)
Enterprise Solutions	$233,501	$36,497	$37,446	$307,444
Industrial Automation Solutions	214,045	91,765	53,297	359,107
Total	$447,546	$128,262	$90,743	$666,551

Three Months Ended July 4, 2021
Enterprise Solutions	$192,138	$40,468	$34,922	$267,528
Industrial Automation Solutions	176,264	83,090	48,975	308,329
Total	$368,402	$123,558	$83,897	$575,857

Six Months Ended July 3, 2022
Enterprise Solutions	$437,887	$75,886	$62,101	$575,874
Industrial Automation Solutions	418,355	182,216	100,477	701,048
Total	$856,242	$258,102	$162,578	$1,276,922

Six Months Ended July 4, 2021
Enterprise Solutions	$354,813	$78,404	$60,666	$493,883
Industrial Automation Solutions	342,487	158,186	89,984	590,657
Total	$697,300	$236,590	$150,650	$1,084,540
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

Generally, we determine relative standalone selling price using the prices charged separately to a customers on a standalone basis. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Typically, payments are due after control transfers, which is less than one year from satisfaction of the performance obligation.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended July 3, 2022 and July 4, 2021.
The following table presents estimated and accrued variable consideration:

	July 3, 2022	December 31, 2021

	(in thousands)
Accrued rebates included in accrued liabilities	$43,249	$55,520
Accrued returns included in accrued liabilities	10,212	12,500
Price adjustments recognized against gross accounts receivable	26,205	23,035
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of July 3, 2022, total deferred revenue was $26.8 million, and of this amount, $19.8 million is expected to be recognized within the next twelve months, and the remaining $7.0 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and six months ended July 3, 2022 and July 4, 2021, respectively:

	2022	2021

	(In thousands)
Beginning balance at January 1	$19,390	$11,130
New deferrals	8,857	3,751
Acquisitions	6,567	5,997
Revenue recognized	(3,365)	(1,272)
Balance at the end of Q1	31,449	19,606
New deferrals	4,265	4,127
Acquisitions	—	(2,740)
Revenue recognized	(8,880)	(83)
Balance at the end of Q2	$26,834	$20,910
Service-type warranties represent $8.2 million of the deferred revenue balance at July 3, 2022, and of this amount $3.7 million is expected to be recognized in the next twelve months, and the remaining $4.5 million is long-term and will be recognized over a period greater than twelve months.
As of July 3, 2022 and December 31, 2021, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets. We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions on our balance sheet as of July 3, 2022 and December 31, 2021.

The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Six Months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Sales commissions	$6,131	$4,653	$11,354	$8,435
Note 3:  Acquisitions
During the six months ended July 3, 2022, we completed three acquisitions. On January 17, 2022, we acquired macmon secure GmbH (Macmon) for $42.4 million, net of cash acquired. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructure in a variety of mission critical industries. On March 3, 2022, we acquired NetModule AG (NetModule) for $23.5 million, net of cash acquired. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. On April 15, 2022, we acquired Communication Associates, Inc. (CAI) for $18.7 million, net of cash acquired. CAI is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. The three acquisitions were not material to our consolidated results of operations. Macmon and NetModule are included in the Industrial Automation Solutions segment, and CAI is included in the Enterprise Solutions segment. All three acquisitions were funded with cash on hand. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for all three acquisitions in total as of their respective acquisition dates (in thousands):

Receivables	$6,527
Inventory	8,278
Other current assets	369
Property, plant and equipment	1,375
Intangible assets	38,709
Goodwill	52,823
Operating lease right-of-use assets	6,167
Total assets acquired	$114,248

Accounts payable	$2,497
Accrued liabilities	6,716
Long-term debt	2,440
Deferred income taxes	9,610
Long-term operating lease liabilities	2,926
Other long-term liabilities	5,936
Total liabilities assumed	$30,125

Net assets	$84,123
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
The preliminary fair value of acquired receivables is $6.5 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, we based our preliminary estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of industrial automation and broadband & 5G product offerings in end-to-end solutions. Our tax basis in the acquired goodwill is zero. The intangible assets related to the three acquisitions consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$30,726	4.2
Customer relationships	4,677	15.0
Trademarks	2,806	2.0
Sales backlog	200	0.9
Non-compete agreements	300	4.0
Total intangible assets subject to amortization	$38,709

Intangible assets not subject to amortization:
Goodwill	$52,823	n/a
Total intangible assets not subject to amortization	$52,823

Total intangible assets	$91,532
Weighted average amortization period		5.3
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

Note 5:  Discontinued Operations
On February 22, 2022, we sold Tripwire for gross cash consideration of $350 million. The divestiture of Tripwire represents a strategic shift impacting our operations and financial results. As a result, the Tripwire disposal group, which was included in our Industrial Automation Solutions segment, is reported within discontinued operations. We recognized a loss on disposal of discontinued operations, net of tax of $4.6 million during the six months ended July 3, 2022. The following table summarizes the operating results of the Tripwire disposal group up to the February 22, 2022 disposal date:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Revenues	$—	$26,117	$12,067	$53,815
Cost of sales	—	(5,936)	(3,256)	(11,473)
Gross profit	—	20,181	8,811	42,342
Selling, general and administrative expenses	—	(11,984)	(8,185)	(22,803)
Research and development expenses	—	(8,659)	(5,528)	(17,547)
Amortization of intangible assets	—	(1,930)	(638)	(3,884)
Loss before taxes	$—	$(2,392)	$(5,540)	$(1,892)
During the six months ended July 3, 2022, the Tripwire disposal group had capital expenditures of approximately $0.0 million and recognized share-based compensation expense of $0.2 million. During the three and six months ended July 4, 2021, the Tripwire disposal group had capital expenditures of approximately $1.6 million and $2.3 million, respectively, and recognized share-based compensation expense of $0.7 million and $1.4 million, respectively. The disposal group did not have any significant non-cash charges for investing activities during the three and six months ended July 3, 2022 and July 4, 2021. The following table provides the major classes of assets and liabilities of the disposal group as of December 31, 2021:

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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended July 3, 2022
Segment Revenues	$307,444	$359,107	$666,551
Segment EBITDA	41,887	68,060	109,947
Depreciation expense	5,768	5,602	11,370
Amortization of intangibles	4,442	4,735	9,177
Amortization of software development intangible assets	22	959	981
Severance, restructuring, and acquisition integration costs	4,575	1,282	5,857
Adjustments related to acquisitions and divestitures	(558)	1,134	576
Segment assets	607,386	649,595	1,256,981

As of and for the three months ended July 4, 2021
Segment Revenues	$267,528	$309,178	$576,706
Segment EBITDA	36,001	55,464	91,465
Depreciation expense	5,372	5,286	10,658
Amortization of intangibles	4,439	2,733	7,172
Amortization of software development intangible assets	20	302	322
Severance, restructuring, and acquisition integration costs	2,464	576	3,040
Adjustments related to acquisitions and divestitures	(32)	1,944	1,912
Segment assets	522,635	580,653	1,103,288

As of and for the six months ended July 3, 2022
Segment revenues	$575,874	$701,048	$1,276,922
Segment EBITDA	72,708	135,588	208,296
Depreciation expense	11,194	11,402	22,596
Amortization of intangibles	8,539	9,455	17,994
Amortization of software development intangible assets	44	1,944	1,988
Severance, restructuring, and acquisition integration costs	4,903	4,677	9,580
Adjustments related to acquisitions and divestitures	(558)	1,134	576
Segment assets	607,386	649,595	1,256,981

As of and for the six months ended July 4, 2021
Segment Revenues	$493,883	$591,506	$1,085,389
Segment EBITDA	64,292	103,075	167,367
Depreciation expense	10,735	10,650	21,385
Amortization of intangibles	8,775	6,390	15,165
Amortization of software development intangible assets	52	679	731
Severance, restructuring, and acquisition integration costs	4,416	3,795	8,211
Adjustments related to acquisitions and divestitures	(6,339)	1,877	(4,462)
Asset impairments	—	6,995	6,995
Segment assets	522,635	580,653	1,103,288

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Total segment revenues	$666,551	$576,706	$1,276,922	$1,085,389
Adjustments related to acquisitions	—	(849)	—	(849)
Consolidated revenues	$666,551	$575,857	$1,276,922	$1,084,540

Total Segment EBITDA	$109,947	$91,465	$208,296	$167,367
Depreciation expense	(11,370)	(10,658)	(22,596)	(21,385)
Amortization of intangibles	(9,177)	(7,172)	(17,994)	(15,165)
Amortization of software development intangible assets	(981)	(322)	(1,988)	(731)
Severance, restructuring, and acquisition integration costs (1)	(5,857)	(3,040)	(9,580)	(8,211)
Adjustments related to acquisitions and divestitures (2)	(576)	(1,912)	(576)	4,462
Asset impairments (3)	—	—	—	(6,995)
Eliminations	(50)	(12)	(105)	(45)
Consolidated operating income	81,936	68,349	155,457	119,297
Interest expense, net	(11,276)	(14,870)	(25,687)	(30,381)
Loss on debt extinguishment	—	—	(6,392)	—
Total non-operating pension benefit	1,070	1,445	2,270	2,129
Consolidated income from continuing operations before taxes	$71,730	$54,924	$125,648	$91,045

(1) Severance, restructuring, and acquisition integration costs for the three and six months ended July 3, 2022 primarily related to our Manufacturing Footprint and Acquisition Integration programs. Costs for the three and six months ended July 4, 2021 primarily related to our Acquisition Integration and completed Cost Reduction programs. See Note 12.
(2) During the three and six months ended July 3, 2022, we recognized cost of sales of $1.1 million related to purchase accounting adjustments of acquired inventory to fair value and collected $0.5 million of previously written off receivables associated with the sale of Grass Valley. During the three months ended July 4, 2021, we recognized cost of sales of $1.2 million related to purchase accounting adjustments of acquired inventory to fair value, recognized $0.8 million for the purchase accounting effect of recording deferred revenue at fair value, and collected $0.1 million of previously written off receivables associated with the sale of Grass Valley. During the six months ended July 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.0 million related to purchase accounting adjustments of acquired inventory to fair value, collected $1.4 million of previously written off receivables associated with the sale of Grass Valley, and recognized $0.8 million for the purchase accounting effect of recording deferred revenue at fair value.
(3) During the six months ended July 4, 2021, we recognized a $3.6 million impairment on assets held and used and a $3.4 million impairment on assets held for sale. See Note 11.

Note 7: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Numerator:
Income from continuing operations	$58,642	$45,346	$102,738	$74,411
Less: Net income attributable to noncontrolling interest	81	208	84	283
Income from continuing operations attributable to Belden stockholders	58,561	45,138	102,654	74,128
Add: Loss from discontinued operations, net of tax	—	(1,374)	(3,685)	(1,698)
Add: Loss on disposal of discontinued operations, net of tax	—	—	(4,567)	—
Net income attributable to Belden stockholders	$58,561	$43,764	$94,402	$72,430

Denominator:
Weighted average shares outstanding, basic	44,252	44,759	44,535	44,717
Effect of dilutive common stock equivalents	530	503	644	445
Weighted average shares outstanding, diluted	44,782	45,262	45,179	45,162
For both the three and six months ended July 3, 2022, diluted weighted average shares outstanding exclude outstanding equity awards of 1.1 million as they are anti-dilutive. In addition, for the three and six months ended July 3, 2022, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.3 million, respectively, because the related performance conditions have not been satisfied.
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

Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three and six months ended July 3, 2022 and July 4, 2021, respectively:

	2022	2021

	(In thousands)
Beginning balance at January 1	$4,864	$5,085
Current period provision	846	52
Acquisitions	319	—
Write-offs	(667)	(47)
Recoveries collected	(50)	(23)
Fx impact	(19)	(17)
Q1 ending balance	$5,293	$5,050
Current period provision	656	224
Acquisitions	—	(192)
Write-offs	(64)	—
Recoveries collected	(12)	(36)
Fx impact	(81)	(24)
Q2 ending balance	$5,792	$5,022
Note 9:  Inventories
The following table presents the major classes of inventories as of July 3, 2022 and December 31, 2021, respectively:

	July 3, 2022	December 31, 2021

	(In thousands)
Raw materials	$180,808	$157,315
Work-in-process	41,850	43,644
Finished goods	214,681	189,907
Gross inventories	437,339	390,866
Excess and obsolete reserves	(42,993)	(45,663)
Net inventories	$394,346	$345,203
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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and six months ended July 3, 2022 and July 4, 2021, the rent expense for short-term leases was not material.

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

We are party to a lease guarantee, whereby Belden has covenanted the lease payments for one of Grass Valley's property leases through its 2035 expiration date. This lease guarantee was retained by Belden and not transferred to Black Dragon Capital as part of the sale of Grass Valley. Belden would be required to make lease payments only if the primary obligor, Black Dragon Capital, fails to make the payments. As of July 3, 2022, the lease had approximately $17.3 million of lease payments remaining. We have not recorded a liability associated with this guarantee.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Operating lease cost	$5,365	$4,556	$10,793	$8,986

Finance lease cost
Amortization of right-of-use asset	$446	$23	$734	$55
Interest on lease liabilities	122	2	128	5
Total finance lease cost	$568	$25	$862	$60

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,561	$3,731	$9,337	$7,402

Cash paid for finance leases was not material during the three and six months ended July 3, 2022 and July 4, 2021.
Supplemental balance sheet information related to leases was as follows:

	July 3, 2022	December 31, 2021

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$73,225	$75,571

Accrued liabilities	$15,658	$16,377
Long-term operating lease liabilities	60,018	61,967
Total operating lease liabilities	$75,676	$78,344

Finance leases:
Other long-lived assets, at cost	$6,321	$3,650
Accumulated depreciation	(451)	(557)
Other long-lived assets, net	$5,870	$3,093

Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	10 years	4 years

Weighted Average Discount Rate
Operating leases	5.0%	4.8%
Finance leases	4.2%	4.4%

The following table summarizes maturities of lease liabilities as of July 3, 2022 and December 31, 2021, respectively:

	July 3, 2022	December 31, 2021

	(In thousands)
2022	$10,288	$20,691
2023	18,136	16,853
2024	15,088	13,662
2025	13,779	12,348
2026	11,966	10,466
Thereafter	28,140	17,967
Total	$97,397	$91,987
Note 11:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $11.4 million and $22.6 million in the three and six months ended July 3, 2022, respectively. We recognized depreciation expense in income from continuing operations of $10.7 million and $21.4 million in the three and six months ended July 4, 2021, respectively.
We recognized amortization expense in income from continuing operations of $10.2 million and $20.0 million in the three and six months ended July 3, 2022, respectively. We recognized amortization expense in income from continuing operations of $7.5 million and $15.9 million in the three and six months ended July 4, 2021, respectively.
Asset Impairment
During the six months ended July 4, 2021, we sold our oil and gas cable business in Brazil and recognized an impairment charge of $3.4 million. See Note 4.

Also during the six months ended July 4, 2021, we performed a recoverability test over certain held and used long-lived assets in our Industrial Automation Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Note 12:  Severance, Restructuring, and Acquisition Integration Activities
Manufacturing Footprint Program
We are consolidating our manufacturing footprint in the Americas region. We recognized $4.0 million and $5.9 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2022, respectively. The costs were incurred by both the Enterprise Solutions and Industrial Automation Solutions segments. We expect to incur approximately $5 million of incremental costs for this program in 2022.
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, which are primarily focused on consolidating existing and acquired facilities as well as other support functions. The Enterprise Solutions segment incurred $1.0 million of restructuring and integration costs during the three and six months ended July 3, 2022 related to the CAI acquisition, and the Industrial Automation Solutions segment incurred $0.1 million and $3.1 million of restructuring and integration costs during the three and six months ended July 3, 2022, respectively, related to the Macmon, NetModule and OTN Systems acquisitions. We expect to incur approximately $5 million of incremental costs for this program in 2022. The Enterprise Solutions and Industrial Automation Solutions segments recognized $0.6 million and $2.4 million of severance and other restructuring and integration costs during the three and six months ended July 4, 2021, respectively related to the OTN Systems and Opterna acquisitions.

The restructuring and integration costs incurred during 2022 and 2021 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days. Furthermore, there were no significant severance accrual balances as of July 3, 2022 or December 31, 2021.
The following table summarizes the severance and other restructuring and integration costs of the Acquisition Integration Program and Manufacturing Footprint Program described above by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Cost of sales	$4,700	$—	$6,064	$—
Selling, general and administrative expenses	422	648	3,933	2,416
Total	$5,122	$648	$9,997	$2,416
Note 13:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	July 3, 2022	December 31, 2021

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
4.125% Senior subordinated notes due 2026	—	227,240
3.375% Senior subordinated notes due 2027	471,240	511,290
3.875% Senior subordinated notes due 2028	366,520	397,670
3.375% Senior subordinated notes due 2031	314,160	340,860
Total senior subordinated notes	1,151,920	1,477,060
Less unamortized debt issuance costs	(14,067)	(17,069)
Long-term debt	$1,137,853	$1,459,991
Revolving Credit Agreement due 2026
On June 2, 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. We paid approximately $2.3 million of fees associated with the amended Revolver, which will be amortized over its term using the effective interest method. As of July 3, 2022, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $292.8 million.
Senior Subordinated Notes
We had outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). During the six months ended July 3, 2022, we repurchased the full €200.0 million 2026 Notes outstanding for cash consideration of €204.1 million ($227.9 million), including a redemption premium, and recognized a $6.4 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.

We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of July 3, 2022 is $471.2 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of July 3, 2022 is $366.5 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of July 3, 2022 is $314.2 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of July 3, 2022 was approximately $948.9 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,151.9 million as of July 3, 2022.
Note 14:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of July 3, 2022, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the six months ended July 3, 2022 and July 4, 2021, the transaction gain associated with the net investment hedge reported in other comprehensive income was $53.5 million and $28.8 million, respectively. During the six months ended July 3, 2022, we de-designated €200.0 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €200.0 million of debt are reported in income from continuing operations.
Note 15:  Income Taxes
For the three and six months ended July 3, 2022, we recognized income tax expense of $13.1 million and $22.9 million, respectively, representing an effective tax rate of 18.2% and 18.2%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
For the three and six months ended July 4, 2021, we recognized income tax expense of $9.6 million and $16.6 million, respectively, representing an effective tax rate of 17.4% and 18.3%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
Note 16:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Three Months Ended
Service cost	$819	$1,155	$6	$9
Interest cost	2,287	1,897	193	186
Expected return on plan assets	(3,798)	(4,527)	—	—
Amortization of prior service cost	44	28	—	—
Actuarial losses (gains)	224	976	(20)	(5)
Net periodic benefit cost (income)	$(424)	$(471)	$179	$190

Six Months Ended
Service cost	$1,730	$2,041	$12	$18
Interest cost	4,592	3,703	388	363
Expected return on plan assets	(7,761)	(8,195)	—	—
Amortization of prior service cost	91	56	—	—
Actuarial losses (gains)	460	1,955	(40)	(11)
Net periodic benefit cost (income)	$(888)	$(440)	$360	$370

Note 17:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands)
Net income	$58,642	$43,972	$94,486	$72,713
Foreign currency translation adjustments, net of tax	51,945	(22,257)	55,707	30,507
Adjustments to pension and postretirement liability, net of tax	181	763	374	1,527
Total comprehensive income	110,768	22,478	150,567	104,747
Less: Comprehensive income (loss) attributable to noncontrolling interests	56	(21)	86	(143)
Comprehensive income attributable to Belden	$110,712	$22,499	$150,481	$104,890
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2021	$(41,468)	$(29,098)	$(70,566)
Other comprehensive income attributable to Belden before reclassifications	58,712	—	58,712
Amounts reclassified from accumulated other comprehensive income (loss)	(3,007)	374	(2,633)
Net current period other comprehensive income attributable to Belden	55,705	374	56,079
Balance at July 3, 2022	$14,237	$(28,724)	$(14,487)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended July 3, 2022:

	Amount Reclassified from Accumulated Other Comprehensive Income (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$420	(1)
Prior service cost	91	(1)
Total before tax	511
Tax benefit	(137)
Total net of tax	$374
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
During the three months ended July 3, 2022, we repurchased 0.3 million shares of our common stock for an aggregate cost of $16.6 million at an average price per share of $51.71. During the six months ended July 3, 2022, we repurchased 1.2 million shares of our common stock for an aggregate cost of $66.6 million at an average price per share of $55.23. Subsequent to July 3, 2022, we repurchased 0.6 million shares of our common stock for an aggregate cost of $33.4 million at an average price per share of $55.74. As of the date of this filing, we had $115.0 million of authorizations remaining under the program. During the three and six months ended July 4, 2021, we did not repurchase any stock.

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure solutions built around two global businesses - Enterprise Solutions and Industrial Automation Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 44% of our consolidated revenues during the quarter ended July 3, 2022 were to customers outside of the U.S.
In addition to the translation impact described above, currency rate fluctuations have an economic impact on our financial results. As the U.S. dollar strengthens or weakens against foreign currencies, it results in a relative price increase or decrease for certain of our products that are priced in U.S. dollars in a foreign location.

Inflation
During periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs, our earnings could decline. Furthermore, inflation may impact labor and other costs. We are mindful of ongoing inflationary pressures and as a result, proactively implement selling price increases and cost control measures.
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
Tripwire Divestiture
On February 22, 2022, we sold Tripwire for gross cash consideration of $350 million and recognized a loss on disposal of discontinued operations, net of tax of $4.6 million during the six months ended July 3, 2022. See Note 5.
Debt Repurchase
During the six months ended July 3, 2022, we repurchased all of the €200.0 million aggregate principal amount of 4.125% senior subordinated notes previously due 2026. We recognized a $6.4 million loss on debt extinguishment for the premiums paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. See Note 13.
Acquisitions
During the six months ended July 3, 2022, we completed three acquisitions. On January 17, 2022, we acquired Macmon for $42.4 million, net of cash acquired. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructure in a variety of mission critical industries. On March 3, 2022, we acquired NetModule for $23.5 million, net of cash acquired. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. On April 15, 2022, we acquired CAI for $18.7 million, net of cash acquired. CAI is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. The three acquisitions were not material to our results of operations. Macmon and NetModule are included in the Industrial Automation Solutions segment, and CAI is included in the Enterprise Solutions segment. All three acquisitions were funded with cash on hand. See Note 3.

Share Repurchase Program
During the three months ended July 3, 2022, we repurchased 0.3 million shares of our common stock for an aggregate cost of $16.6 million at an average price per share of $51.71. During the six months ended July 3, 2022, we repurchased 1.2 million shares of our common stock for an aggregate cost of $66.6 million at an average price per share of $55.23. See Note 18.
Equity Method Investment
During the second quarter of 2022, we invested $20.0 million in Litmus for a noncontrolling ownership interest. Litmus provides critical data connectivity needed to monitor, visualize, analyze, and integrate industrial data. We account for this investment using the equity method of accounting. See Note 1.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended July 3, 2022:
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
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021

	(In thousands, except percentages)
Revenues	$666,551	$575,857	15.7%	$1,276,922	$1,084,540	17.7%
Gross profit	222,305	191,354	16.2%	431,165	360,537	19.6%
Selling, general and administrative expenses	(105,203)	(93,570)	12.4%	(208,269)	(174,205)	19.6%
Research and development expenses	(25,989)	(22,263)	16.7%	(49,445)	(44,875)	10.2%
Amortization of intangibles	(9,177)	(7,172)	28.0%	(17,994)	(15,165)	18.7%
Asset impairments	—	—	n/a	—	(6,995)	(100.0)%
Operating income	81,936	68,349	19.9%	155,457	119,297	30.3%
Interest expense, net	(11,276)	(14,870)	(24.2)%	(25,687)	(30,381)	(15.5)%
Loss on debt extinguishment	—	—	n/a	(6,392)	—	n/a
Non-operating pension benefit	1,070	1,445	(26.0)%	2,270	2,129	6.6%
Income from continuing operations before taxes	71,730	54,924	30.6%	125,648	91,045	38.0%
Revenues increased $90.7 million and $192.4 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $103.7 million and $201.1 million increase in revenues, respectively.
•Higher copper pass-through pricing had a $0.2 million and $14.1 million favorable impact on revenues, respectively.
•Acquisitions contributed an estimated $8.0 million and $11.2 million in revenues, respectively.
•The divestiture of our oil and gas cable business in 2021 had a $4.8 million and $10.3 million unfavorable impact on revenues.
•Currency translation had a $16.4 million and $23.7 million unfavorable impact on revenues.

Gross profit increased $31.0 million and $70.6 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 due to the increases in revenues discussed above.

Selling, general and administrative expenses increased $11.6 million and $34.1 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities as well as increases from incentive compensation and acquisitions.
Research and development expenses increased $3.7 million and $4.6 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.
Amortization of intangibles increased $2.0 million and $2.8 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 primarily due to acquisitions.
Asset impairments decreased $7.0 million in the six months ended July 3, 2022 from the comparable period of 2021 as a result of the impairments on assets held and used and assets held for sale of $3.6 million and $3.4 million, respectively, during the six months ended July 4, 2021.
Operating income increased $13.6 million and $36.2 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 primarily as a result of the increase in gross profit discussed above.
Net interest expense decreased $3.6 million and $4.7 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 primarily due to the repurchase of senior subordinated notes previously due 2026 and currency translation.
Loss on debt extinguishment increased $6.4 million in the six months ended July 3, 2022 from the comparable period of 2021 due to the redemption of the 2026 Notes during the first quarter of 2022. The $6.4 million loss on debt extinguishment represents the premium paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. See Note 13.
Income from continuing operations before taxes increased $16.8 million and $34.6 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 primarily due to the increase in operating income discussed above.
Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021

	(In thousands, except percentages)
Income from continuing operations before taxes	$71,730	$54,924	30.6%	$125,648	$91,045	38.0%
Income tax expense	13,088	9,578	36.6%	22,910	16,634	37.7%
Effective tax rate	18.2%	17.4%		18.2%	18.3%
For the three and six months ended July 3, 2022, we recognized income tax expense of $13.1 million and $22.9 million, respectively, representing an effective tax rate of 18.2%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 15.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Six Months Ended		% Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021

	(In thousands, except percentages)
Adjusted revenues	$666,551	$576,706	15.6%	$1,276,922	$1,085,389	17.6%
Adjusted EBITDA	110,967	92,898	19.5%	210,461	169,451	24.2%
as a percent of revenues	16.6%	16.1%		16.5%	15.6%
Adjusted revenues increased $89.8 million and $191.5 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $102.9 million and $200.3 million increase in revenues, respectively.
•Higher copper pass-through pricing had a $0.2 million and $14.1 million favorable impact on revenues, respectively.
•Acquisitions contributed an estimated $8.0 million and $11.2 million in revenues, respectively.
•The divestiture of our oil and gas cable business in 2021 had a $4.8 million and $10.3 million unfavorable impact on revenues.
•Currency translation had a $16.4 million and $23.7 million unfavorable impact on revenues.

Adjusted EBITDA increased $18.1 million and $41.0 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021 primarily due to leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins in the three and six months ended July 3, 2022 expanded to 16.6% from 16.1% and to 16.5% from 15.6%, respectively, in the comparable periods of 2021.
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

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(In thousands, except percentages)
GAAP revenues	$666,551	$575,857	$1,276,922	$1,084,540
Adjustments related to acquisitions	—	849	—	849
Adjusted revenues	$666,551	$576,706	$1,276,922	$1,085,389

GAAP income from continuing operations	$58,642	$45,346	$102,738	$74,411
Income tax expense	13,088	9,578	22,910	16,634
Depreciation expense	11,370	10,658	22,596	21,385
Interest expense, net	11,276	14,870	25,687	30,381
Amortization of intangible assets	9,177	7,172	17,994	15,165
Severance, restructuring, and acquisition integration costs (1)	5,857	3,040	9,580	8,211
Amortization of software development intangible assets	981	322	1,988	731
Adjustments related to acquisitions and divestitures (2)	576	1,912	576	(4,462)
Loss on debt extinguishment	—	—	6,392	—
Asset impairments (3)	—	—	—	6,995
Adjusted EBITDA	$110,967	$92,898	$210,461	$169,451

GAAP income from continuing operations margin	8.8%	7.9%	8.0%	6.9%
Adjusted EBITDA margin	16.6%	16.1%	16.5%	15.6%

(1) Severance, restructuring, and acquisition integration costs for the three and six months ended July 3, 2022 primarily related to our Manufacturing Footprint and Acquisition Integration programs. Costs for the three and six months ended July 4, 2021 primarily related to our Acquisition Integration and completed Cost Reduction programs. See Note 12.
(2) During the three and six months ended July 3, 2022, we recognized cost of sales of $1.1 million related to purchase accounting adjustments of acquired inventory to fair value and collected $0.5 million of previously written off receivables associated with the sale of Grass Valley. During the three months ended July 4, 2021, we recognized cost of sales of $1.2 million related to purchase accounting adjustments of acquired inventory to fair value, recognized $0.8 million for the purchase accounting effect of recording deferred revenue at fair value, and collected $0.1 million of previously written off receivables associated with the sale of Grass Valley. During the six months ended July 4, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.0 million related to purchase accounting adjustments of acquired inventory to fair value, collected $1.4 million of previously written off receivables associated with the sale of Grass Valley, and recognized $0.8 million for the purchase accounting effect of recording deferred revenue at fair value.
(3) During the six months ended July 4, 2021, we recognized a $3.6 million impairment on assets held and used and a $3.4 million impairment on assets held for sale. See Note 11.
Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021

	(In thousands, except percentages)
Segment Revenues	$307,444	$267,528	14.9%	$575,874	$493,883	16.6%
Segment EBITDA	41,887	36,001	16.3%	72,708	64,292	13.1%
as a percent of segment revenues	13.6%	13.5%		12.6%	13.0%

Enterprise Solutions revenues increased $39.9 million and $82.0 million in the three and six months ended July 3, 2022 from the comparable periods of 2021. The increase in revenues in the three months ended July 3, 2022 was primarily due to increases in volume and favorable pricing, acquisitions, and higher copper pass-through pricing of $40.6 million, $1.4 million, and $1.0 million, respectively, partially offset by unfavorable currency translation of $3.1 million. The increase in revenues in the six months ended July 3, 2022 was primarily due to increases in volume and favorable pricing, higher copper pass-through pricing, and acquisitions of $78.1 million, $6.4 million, and $1.4 million, respectively, partially offset by unfavorable currency translation of $3.9 million.
Enterprise Solutions EBITDA increased $5.9 million and $8.4 million in the three and six months ended July 3, 2022, respectively, compared to the year ago periods primarily as a result of the increase in revenues discussed above.
Industrial Automation Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021

	(In thousands, except percentages)
Segment Revenues	$359,107	$309,178	16.1%	$701,048	$591,506	18.5%
Segment EBITDA	68,060	55,464	22.7%	135,588	103,075	31.5%
as a percent of segment revenues	19.0%	17.9%		19.3%	17.4%
Industrial Automation Solutions revenues increased $49.9 million and $109.5 million in the three and six months ended July 3, 2022, respectively, from the comparable periods of 2021. The increase in revenues in the three months ended July 3, 2022 was primarily due to increases in volume and favorable pricing of $62.2 million and acquisitions of $6.6 million, partially offset by unfavorable currency translation, a divestiture, and lower copper pass-through pricing of $13.3 million, $4.8 million, and $0.8 million, respectively. The increase in revenues in the six months ended July 3, 2022 was primarily due to increases in volume and favorable pricing, higher copper pass-through pricing, and acquisitions of $122.1 million, $7.7 million, and $9.8 million, respectively, partially offset by unfavorable currency translation and a divestiture of $19.8 million and $10.3 million, respectively.
Industrial Automation Solutions EBITDA increased $12.6 million and $32.5 million in the three and six months ended July 3, 2022 from the comparable periods of 2021 primarily due to leverage on higher sales volume, as discussed above. Accordingly, for the three and six months ended July 3, 2022, Adjusted EBITDA margins expanded from 17.9% to 19.0% and from 17.4% to 19.3%, respectively, over the year ago periods.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results and cash flow activity of discontinued operations up to the February 22, 2022 disposal date:

	Six Months Ended
	July 3, 2022	July 4, 2021

	(In thousands)
Net cash provided by (used for):
Operating activities	$(8,581)	$26,654
Investing activities	204,977	(94,218)
Financing activities	(303,251)	(10,146)
Effects of currency exchange rate changes on cash and cash equivalents	(9,220)	(993)
Decrease in cash and cash equivalents	(116,075)	(78,703)
Cash and cash equivalents, beginning of period	643,757	501,994
Cash and cash equivalents, end of period	$527,682	$423,291

Operating cash flows were a use of cash of $8.6 million in the six months ended July 3, 2022 compared to a source of cash of $26.7 million in the prior year. Operating cash flows declined $35.2 million compared to the prior year primarily due to unfavorable changes in accounts payable and accrued liabilities partially offset by a favorable change in receivables. The use of cash for accounts payable was due to the timing of payments primarily for purchases of raw materials and the use of cash for accrued liabilities was primarily attributable to higher incentive compensation payments and channel partner rebates, all of which were the direct result of improved company performance and increased demand.

Net cash from investing activities was a source of cash of $205.0 million in the six months ended July 3, 2022, compared to a use of cash of $94.2 million in the prior year. Investing activities for the six months ended July 3, 2022 included cash receipts of $338.7 million for the Tripwire disposal partially offset by payments of $104.1 million for the investment in Litmus as well as the acquisitions of Macmon, NetModule and CAI and capital expenditures of $31.0 million. Investing activities for the six months ended July 4, 2021 included cash payments of $73.7 million for the acquisition of OTN Systems and capital expenditures of $30.9 million, partially offset by cash receipts of $10.8 million primarily for the sale of our oil and gas cable business in Brazil.
Net cash used for financing activities totaled $303.3 million for the six months ended July 3, 2022, compared to $10.1 million in the prior year. Financing activities for the six months ended July 3, 2022 included payments under borrowing arrangements of $230.6 million, payments under our share repurchase program of $66.6 million, net payments related to share based compensation activities of $5.2 million, cash dividend payments of $4.5 million, and proceeds from the issuance of common stock of $3.7 million. Financing activities for the six months ended July 4, 2021 included cash dividend payments of $4.5 million, net payments related to share based compensation activities of $2.0 million, repayments of debt obligations of $1.8 million assumed as part of the OTN Systems acquisition, and debt issuance costs of $1.7 million.
Our cash and cash equivalents balance was $527.7 million as of July 3, 2022. Of this amount, $170.3 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of July 3, 2022 consisted of $1,151.9 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Condensed Consolidated Financial Statements.
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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of July 3, 2022.

	Principal Amount by Expected Maturity			Fair
	2022	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$471,240	$471,240	$404,927
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$366,520	$366,520	$313,719
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	314,160	$314,160	$230,301
Average interest rate		3.375%
Total			$1,151,920	$948,947
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

PART II OTHER INFORMATION
Item 1:        Legal Proceedings
On November 24, 2020, the Company announced a data incident involving unauthorized access and copying of some current and former employee data, as well as limited company information regarding some business partners. In January 2021, Anand Edke filed a putative class action lawsuit against the Company in the Circuit Court of Cook County, Illinois, Case No. 2021 CH 47. In February 2021, Kia Mackey filed a separate putative class action lawsuit against the Company in the U.S District Court for the Eastern District of Missouri, Case No. 4:21-CV-00149. The Edke case was transferred to the U.S. District Court for the Eastern District of Missouri and subsequently stayed pursuant to the joint request of the parties due to the similarity to the Mackey case. In the Mackey case, the plaintiff has asked for injunctive relief, unspecified damages, and unspecified legal fees. The Company believes that any potential exposure associated with the litigation will be covered by insurance. The Company continues to vigorously defend the lawsuit.
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended July 3, 2022 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at April 3, 2022				$165,000
April 4, 2022 through May 8, 2022	—	$—	—	165,000
May 9, 2022 through June 5, 2022	—	—	—	165,000
June 6, 2022 through July 3, 2022	320	51.71	320	148,441
Total	320	$51.71	320	$148,441

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of our program, we have repurchased 3.1 million shares of our common stock for an aggregate cost of $151.6 million and an average price of $49.34 as of July 3, 2022. During the three months ended July 3, 2022, we repurchased 0.3 million shares of our common stock for an aggregate cost of $16.6 million and an average price per share of $51.71. Subsequent to July 3, 2022, we repurchased 0.6 million shares of our common stock for an aggregate cost of $33.4 million at an average price per share of $55.74. As of the date of this filing, we had $115.0 million of authorizations remaining under the program.

Item 6:        Exhibits
Exhibits

Exhibit 10.1	Stretch Achievement Stock Award Agreement

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.SCH	Schema Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.DEF	Definition Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	August 8, 2022	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	August 8, 2022	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 8, 2022	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer