Form 10-Q
period 2022-10-02
BELDEN INC.
filed 2022-11-07
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
Commission File No. 001-12561
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
As of November 2, 2022, the Registrant had 42,805,645 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2022	December 31, 2021

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$547,466	$641,563
Receivables, net	436,715	383,444
Inventories, net	351,440	345,203
Other current assets	48,987	58,283
Current assets of discontinued operations	—	449,402
Total current assets	1,384,608	1,877,895
Property, plant and equipment, less accumulated depreciation	332,458	343,564
Operating lease right-of-use assets	69,940	75,571
Goodwill	848,506	821,448
Intangible assets, less accumulated amortization	243,916	238,155
Deferred income taxes	29,702	31,486
Other long-lived assets	51,366	29,558
	$2,960,496	$3,417,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,759	$377,765
Accrued liabilities	247,743	278,108
Current liabilities of discontinued operations	—	99,079
Total current liabilities	545,502	754,952
Long-term debt	1,045,348	1,459,991
Postretirement benefits	96,608	120,997
Deferred income taxes	59,124	49,027
Long-term operating lease liabilities	56,333	61,967
Other long-term liabilities	22,907	14,661
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	822,488	833,627
Retained earnings	691,722	505,717
Accumulated other comprehensive income (loss)	37,126	(70,566)
Treasury stock	(418,029)	(313,994)
Total Belden stockholders’ equity	1,133,810	955,287
Noncontrolling interests	864	795
Total stockholders’ equity	1,134,674	956,082
	$2,960,496	$3,417,677
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands, except per share data)
Revenues	$670,491	$604,761	$1,947,413	$1,689,301
Cost of sales	(431,845)	(401,384)	(1,277,602)	(1,125,387)
Gross profit	238,646	203,377	669,811	563,914
Selling, general and administrative expenses	(110,478)	(95,337)	(318,747)	(269,542)
Research and development expenses	(26,306)	(23,235)	(75,751)	(68,110)
Amortization of intangibles	(10,105)	(7,780)	(28,099)	(22,945)
Asset impairments	—	(2,288)	—	(9,283)
Gain on sale of asset	37,891	—	37,891	—
Operating income	129,648	74,737	285,105	194,034
Interest expense, net	(9,883)	(16,251)	(35,570)	(46,632)
Loss on debt extinguishment	—	(5,715)	(6,392)	(5,715)
Non-operating pension benefit	26	992	2,296	3,121
Income from continuing operations before taxes	119,791	53,763	245,439	144,808
Income tax expense	(16,104)	(9,799)	(39,014)	(26,433)
Income from continuing operations	103,687	43,964	206,425	118,375
Loss from discontinued operations, net of tax	—	(2,647)	(3,685)	(4,345)
Loss on disposal of discontinued operations, net of tax	(5,366)	—	(9,933)	—
Net income	98,321	41,317	192,807	114,030
Less: Net income attributable to noncontrolling interest	27	53	111	336
Net income attributable to Belden stockholders	$98,294	$41,264	$192,696	$113,694

Weighted average number of common shares and equivalents:
Basic	43,466	44,851	44,181	44,762
Diluted	44,063	45,425	44,810	45,242

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$2.38	$0.98	$4.67	$2.64
Discontinued operations	—	(0.06)	(0.08)	(0.10)
Disposal of discontinued operations	(0.12)	—	(0.22)	—
Net income	$2.26	$0.92	$4.36	$2.54

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$2.35	$0.97	$4.60	$2.61
Discontinued operations	—	(0.06)	(0.08)	(0.10)
Disposal of discontinued operations	(0.12)	—	(0.22)	—
Net income	$2.23	$0.91	$4.30	$2.51

Comprehensive income attributable to Belden	$149,907	$69,390	$300,388	$174,280

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	October 2, 2022	October 3, 2021

	(In thousands)
Cash flows from operating activities:
Net income	$192,807	$114,030
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	65,730	65,028
Share-based compensation	18,438	18,242
Loss on disposal of discontinued operations	9,933	—
Loss on debt extinguishment	6,392	5,715
Asset impairments	—	9,283
Gain on sale of asset	(37,891)	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(42,808)	(128,997)
Inventories	(11,393)	(58,900)
Accounts payable	(65,584)	73,740
Accrued liabilities	(41,247)	17,796
Income taxes	(2,347)	5,159
Other assets	4,270	(1,794)
Other liabilities	(17,500)	(17,383)
Net cash provided by operating activities	78,800	101,919
Cash flows from investing activities:
Proceeds from disposal of businesses, net of cash sold	334,574	10,798
Proceeds from disposal of assets	43,534	3,249
Purchase of intangible assets	—	(3,650)
Capital expenditures	(50,250)	(55,569)
Cash used for acquisitions and investments, net of cash acquired	(104,481)	(73,749)
Net cash provided by (used for) investing activities	223,377	(118,921)
Cash flows from financing activities:
Payments under borrowing arrangements	(230,639)	(360,304)
Payments under share repurchase program	(136,336)	—
Cash dividends paid	(6,762)	(6,740)
Withholding tax payments for share-based payment awards	(6,534)	(2,103)
Payments under financing lease obligations	(123)	(3,116)
Debt issuance costs paid	—	(7,785)
Proceeds from issuance of common stock	3,717	—
Borrowings under credit arrangements	—	356,010
Net cash used for financing activities	(376,677)	(24,038)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(21,791)	(3,201)
Decrease in cash and cash equivalents	(96,291)	(44,241)
Cash and cash equivalents, beginning of period	643,757	501,994
Cash and cash equivalents, end of period	$547,466	$457,753
The Condensed Consolidated Cash Flow Statement includes the results of discontinued operations up to the disposal date, February 22, 2022.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	35,841	—	—	—	3	35,844
Other comprehensive income, net of tax	—	—	—	—	—	—	3,928	27	3,955
Retirement Savings Plan stock contributions	—	—	(356)	—	43	2,809	—	—	2,453
Exercise of stock options, net of tax withholding forfeitures	—	—	(526)	—	6	375	—	—	(151)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,287)	—	103	7,739	—	—	(3,548)
Share repurchase program	—	—	—	—	(885)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	5,224	—	—	—	—	—	5,224
Common stock dividends ($0.05 per share)	—	—	—	(2,264)	—	—	—	—	(2,264)
Balance at April 3, 2022	50,335	$503	$826,682	$539,294	(6,093)	$(353,071)	$(66,638)	$825	$947,595

Net income	—	—	—	58,561	—	—	—	81	58,642
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	52,151	(25)	52,126
Common stock issuance	—	—	(2,775)	—	82	6,492	—	—	3,717
Retirement Savings Plan stock contributions	—	—	(730)	—	30	2,355	—	—	1,625
Exercise of stock options, net of tax withholding forfeitures	—	—	(173)	—	2	133	—	—	(40)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(8,048)	—	75	6,621	—	—	(1,427)
Share repurchase program	—	—	—	—	(320)	(16,559)	—	—	(16,559)
Share-based compensation	—	—	5,646	—	—	—	—	—	5,646
Common stock dividends ($0.05 per share)	—	—	—	(2,242)	—	—	—	—	(2,242)
Balance at July 3, 2022	50,335	$503	$820,602	$595,613	(6,224)	$(354,029)	$(14,487)	$881	$1,049,083
Balance at
Net income	—	—	—	98,294	—	—	—	27	98,321
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	51,613	(44)	51,569
Retirement Savings Plan stock contributions	—	—	(339)	—	23	1,802	—	—	1,463
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,492)	—	19	1,649	—	—	(843)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,851)	—	28	2,326	—	—	(525)
Share repurchase program	—	—	—	—	(1,166)	(69,777)	—	—	(69,777)
Share-based compensation	—	—	7,568	—	—	—	—	—	7,568
Common stock dividends ($0.05 per share)	—	—	—	(2,185)	—	—	—	—	(2,185)
Balance at October 2, 2022	50,335	$503	$822,488	$691,722	(7,320)	$(418,029)	$37,126	$864	$1,134,674

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	28,666	—	—	—	75	28,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	53,725	(197)	53,528
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	20	20
Retirement Savings Plan stock contributions	—	—	(493)	—	45	2,496	—	—	2,003
Exercise of stock options, net of tax withholding forfeitures	—	—	(723)	—	9	541	—	—	(182)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,403)	—	27	1,680	—	—	(723)
Share-based compensation	—	—	7,285	—	—	—	—	—	7,285
Common stock dividends ($0.05 per share)	—	—	—	(2,263)	—	—	—	—	(2,263)
Balance at April 4, 2021	50,335	$503	$827,271	$477,279	(5,611)	$(327,835)	$(138,126)	$6,368	$845,460

Net income	—	—	—	43,764	—	—	—	208	43,972
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21,265)	(229)	(21,494)
Retirement Savings Plan stock contributions	—	—	(418)	—	34	3,723	—	—	3,305
Exercise of stock options, net of tax withholding forfeitures	—	—	(147)	—	2	100	—	—	(47)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(5,795)	—	83	4,738	—	—	(1,057)
Share-based compensation	—	—	6,228	—	—	—	—	—	6,228
Common stock dividends ($0.05 per share)	—	—	—	(2,269)	—	—	—	—	(2,269)
Balance at July 4, 2021	50,335	$503	$827,139	$518,774	(5,492)	$(319,274)	$(159,391)	$6,347	$874,098

Net income	—	—	—	41,264	—	—	—	53	41,317
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	28,126	(147)	27,979
Retirement Savings Plan stock contributions	—	—	87	—	29	(71)	—	—	16
Exercise of stock options, net of tax withholding forfeitures	—	—	(59)	—	1	20	—	—	(39)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,528)	—	16	1,473	—	—	(55)
Share-based compensation	—	—	4,729	—	—	—	—	—	4,729
Common stock dividends ($0.05 per share)	—	—	—	(2,274)	—	—	—	—	(2,274)
Balance at October 3, 2021	50,335	$503	$830,368	$557,764	(5,446)	$(317,852)	$(131,265)	$6,253	$945,771

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 3, 2022, the 93rd day of our fiscal year 2022. Our fiscal second and third quarters each have 91 days. The nine months ended October 2, 2022 and October 3, 2021 included 275 days and 276 days, respectively.
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
As of and during the three and nine months ended October 2, 2022 and October 3, 2021, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 11). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended October 2, 2022 and October 3, 2021.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of October 2, 2022, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of October 2, 2022, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.2 million, $5.1 million, and $3.8 million, respectively.
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
Equity Method Investment
During the second quarter of 2022, we invested $20.0 million in Litmus Automation, Inc. (Litmus) for a noncontrolling ownership interest. Litmus provides the critical data connectivity needed to monitor, visualize, analyze, and integrate industrial data. We account for this investment using the equity method of accounting. The carrying value of our investment is included in Other Long-Lived Assets in the Condensed Consolidated Balance Sheets. The results of our investment in Litmus were not material to our consolidated financial statements for the three or nine months ended October 2, 2022.
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Automation Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our consolidated financial statements as of or for the periods ended October 2, 2022 and October 3, 2021.
Certain Belden subsidiaries include a noncontrolling interest as of and for the periods ended October 2, 2022 and October 3, 2021. The results attributable to the noncontrolling interest holders are not material to our consolidated financial statements, and are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. During the fourth quarter of 2021, we purchased a noncontrolling interest for $2.3 million.
Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.

The following tables present our revenues disaggregated by major product category.

	Broadband & 5G	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended October 2, 2022	(In thousands)
Enterprise Solutions	$155,865	$—	$163,336	$319,201
Industrial Automation Solutions	—	351,290	—	351,290
Total	$155,865	$351,290	$163,336	$670,491

Three Months Ended October 3, 2021
Enterprise Solutions	$124,330	$—	$161,901	$286,231
Industrial Automation Solutions	—	318,530	—	318,530
Total	$124,330	$318,530	$161,901	$604,761

Nine Months Ended October 2, 2022
Enterprise Solutions	$424,441	$—	$470,634	$895,075
Industrial Automation Solutions	—	1,052,338	—	1,052,338
Total	$424,441	$1,052,338	$470,634	$1,947,413

Nine Months Ended October 3, 2021
Enterprise Solutions	$354,181	$—	$425,933	$780,114
Industrial Automation Solutions	—	909,187	—	909,187
Total	$354,181	$909,187	$425,933	$1,689,301
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended October 2, 2022	(In thousands)
Enterprise Solutions	$247,322	$35,045	$36,834	$319,201
Industrial Automation Solutions	202,632	87,828	60,830	351,290
Total	$449,954	$122,873	$97,664	$670,491

Three Months Ended October 3, 2021
Enterprise Solutions	$216,566	$34,963	$34,702	$286,231
Industrial Automation Solutions	184,033	84,868	49,629	318,530
Total	$400,599	$119,831	$84,331	$604,761

Nine Months Ended October 2, 2022
Enterprise Solutions	$685,209	$110,931	$98,935	$895,075
Industrial Automation Solutions	620,987	270,044	161,307	1,052,338
Total	$1,306,196	$380,975	$260,242	$1,947,413

Nine Months Ended October 3, 2021
Enterprise Solutions	$571,379	$113,367	$95,368	$780,114
Industrial Automation Solutions	526,520	243,054	139,613	909,187
Total	$1,097,899	$356,421	$234,981	$1,689,301
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

Generally, we determine relative standalone selling price using the prices charged separately to customers on a standalone basis. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Typically, payments are due after control transfers, which is less than one year from satisfaction of the performance obligation.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended October 2, 2022 and October 3, 2021.
The following table presents estimated and accrued variable consideration:

	October 2, 2022	December 31, 2021

	(in thousands)
Accrued rebates included in accrued liabilities	$46,871	$55,520
Accrued returns included in accrued liabilities	10,575	12,500
Price adjustments recognized against gross accounts receivable	22,252	23,035
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of October 2, 2022, total deferred revenue was $29.0 million, and of this amount, $21.6 million is expected to be recognized within the next twelve months, and the remaining $7.4 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and nine months ended October 2, 2022 and October 3, 2021, respectively:

	2022	2021

	(In thousands)
Beginning balance at January 1	$19,390	$11,130
New deferrals	8,857	3,751
Acquisitions	6,567	5,997
Revenue recognized	(3,365)	(1,272)
Balance at the end of Q1	31,449	19,606
New deferrals	4,265	4,127
Acquisitions	—	(2,740)
Revenue recognized	(8,880)	(83)
Balance at the end of Q2	26,834	20,910
New deferrals	7,137	1,665
Revenue recognized	(4,960)	(3,070)
Balance at the end of Q3	$29,011	$19,505
Service-type warranties represent $9.1 million of the deferred revenue balance at October 2, 2022, and of this amount $4.0 million is expected to be recognized in the next twelve months, and the remaining $5.1 million is long-term and will be recognized over a period greater than twelve months.

As of October 2, 2022 and December 31, 2021, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets. We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions on our balance sheet as of October 2, 2022 and December 31, 2021.
The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Nine Months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Sales commissions	$6,372	$5,492	$17,721	$13,928
Note 3:  Acquisitions
During the nine months ended October 2, 2022, we completed three acquisitions. On January 17, 2022, we acquired macmon secure GmbH (Macmon) for $41.9 million, net of cash acquired. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructure in a variety of mission critical industries. On March 3, 2022, we acquired NetModule AG (NetModule) for $23.5 million, net of cash acquired. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. On April 15, 2022, we acquired Communication Associates, Inc. (CAI) for $19.0 million, net of cash acquired. CAI is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. The three acquisitions were not material to our consolidated results of operations. Macmon and NetModule are included in the Industrial Automation Solutions segment, and CAI is included in the Enterprise Solutions segment. All three acquisitions were funded with cash on hand. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for all three acquisitions in total as of their respective acquisition dates (in thousands):

Receivables	$6,537
Inventory	8,278
Other current assets	369
Property, plant and equipment	1,375
Intangible assets	40,709
Goodwill	51,520
Operating lease right-of-use assets	6,167
Total assets acquired	$114,955

Accounts payable	$2,497
Accrued liabilities	6,716
Long-term debt	2,440
Deferred income taxes	10,048
Long-term operating lease liabilities	2,926
Other long-term liabilities	5,936
Total liabilities assumed	$30,563

Net assets	$84,392
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

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$31,626	4.2
Customer relationships	4,677	15.0
Trademarks	2,806	2.0
Sales backlog	1,300	0.9
Non-compete agreements	300	4.0
Total intangible assets subject to amortization	$40,709

Intangible assets not subject to amortization:
Goodwill	$51,520	n/a
Total intangible assets not subject to amortization	$51,520

Total intangible assets	$92,229
Weighted average amortization period		5.3
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

During the first quarter of 2021, we committed to a plan to sell our oil and gas cable business in Brazil that met all of the criteria to classify the assets and liabilities of this business, formerly part of the Industrial Automation Solutions segment, as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge equal to this amount in the first quarter of 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment. We completed the sale of our oil and gas cable business in Brazil during the second quarter of 2021 for $10.9 million, net of cash delivered with the business and recognized an immaterial loss on sale.
Note 5:  Discontinued Operations
On February 22, 2022, we sold Tripwire for gross cash consideration of $350 million. The divestiture of Tripwire represents a strategic shift impacting our operations and financial results. As a result, the Tripwire disposal group, which was included in our Industrial Automation Solutions segment, is reported within discontinued operations. We recognized a loss on disposal of discontinued operations, net of tax of $5.4 million and $9.9 million during the three and nine months ended October 2, 2022, respectively. The $5.4 million loss recognized in the three months ended October 2, 2022 was the result of a sales price adjustment tied to working capital. The following table summarizes the operating results of the Tripwire disposal group up to the February 22, 2022 disposal date:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Revenues	$—	$26,074	$12,067	$79,889
Cost of sales	—	(6,175)	(3,256)	(17,648)
Gross profit	—	19,899	8,811	62,241
Selling, general and administrative expenses	—	(12,338)	(8,185)	(35,141)
Research and development expenses	—	(9,216)	(5,528)	(26,763)
Amortization of intangible assets	—	(1,916)	(638)	(5,800)
Loss before taxes	$—	$(3,571)	$(5,540)	$(5,463)
During the nine months ended October 2, 2022, the Tripwire disposal group did not have any capital expenditures and recognized share-based compensation expense of $0.2 million. During the three and nine months ended October 3, 2021, the Tripwire disposal group had capital expenditures of approximately $1.5 million and $3.8 million, respectively, and recognized share-based compensation expense of $0.6 million and $2.0 million, respectively. The disposal group did not have any significant non-cash charges for investing activities during the three and nine months ended October 2, 2022 and October 3, 2021.

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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended October 2, 2022
Segment Revenues	$319,201	$351,290	$670,491
Segment EBITDA	46,110	71,055	117,165
Depreciation expense	6,020	5,827	11,847
Amortization of intangibles	4,512	5,593	10,105
Amortization of software development intangible assets	8	860	868
Severance, restructuring, and acquisition integration costs	2,702	1,858	4,560
Adjustments related to acquisitions and divestitures	(2,537)	514	(2,023)
Segment assets	575,829	632,997	1,208,826

As of and for the three months ended October 3, 2021
Segment Revenues	$286,231	$319,032	$605,263
Segment EBITDA	40,411	59,947	100,358
Depreciation expense	5,280	5,306	10,586
Amortization of intangibles	4,427	3,353	7,780
Amortization of software development intangible assets	20	414	434
Severance, restructuring, and acquisition integration costs	3,381	947	4,328
Adjustments related to acquisitions and divestitures	(713)	890	177
Asset impairments	—	2,288	2,288
Segment assets	552,403	563,433	1,115,836

As of and for the nine months ended October 2, 2022
Segment revenues	$895,075	$1,052,338	$1,947,413
Segment EBITDA	118,818	206,643	325,461
Depreciation expense	17,214	17,229	34,443
Amortization of intangibles	13,051	15,048	28,099
Amortization of software development intangible assets	52	2,804	2,856
Severance, restructuring, and acquisition integration costs	7,605	6,535	14,140
Adjustments related to acquisitions and divestitures	(3,095)	1,648	(1,447)
Segment assets	575,829	632,997	1,208,826

As of and for the nine months ended October 3, 2021
Segment Revenues	$780,114	$910,538	$1,690,652
Segment EBITDA	104,703	163,022	267,725
Depreciation expense	16,015	15,956	31,971
Amortization of intangibles	13,202	9,743	22,945
Amortization of software development intangible assets	72	1,093	1,165
Severance, restructuring, and acquisition integration costs	7,797	4,742	12,539
Adjustments related to acquisitions and divestitures	(7,052)	2,767	(4,285)
Asset impairments	—	9,283	9,283
Segment assets	552,403	563,433	1,115,836

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Total Segment Revenues	$670,491	$605,263	$1,947,413	$1,690,652
Adjustments related to acquisitions	—	(502)	—	(1,351)
Consolidated revenues	$670,491	$604,761	$1,947,413	$1,689,301

Total Segment EBITDA	$117,165	$100,358	$325,461	$267,725
Gain on sale of asset	37,891	—	37,891	—
Adjustments related to acquisitions and divestitures (1)	2,023	(177)	1,447	4,285
Asset impairments (2)	—	(2,288)	—	(9,283)
Depreciation expense	(11,847)	(10,586)	(34,443)	(31,971)
Amortization of intangibles	(10,105)	(7,780)	(28,099)	(22,945)
Severance, restructuring, and acquisition integration costs (3)	(4,560)	(4,328)	(14,140)	(12,539)
Amortization of software development intangible assets	(868)	(434)	(2,856)	(1,165)
Eliminations	(51)	(28)	(156)	(73)
Consolidated operating income	129,648	74,737	285,105	194,034
Interest expense, net	(9,883)	(16,251)	(35,570)	(46,632)
Loss on debt extinguishment	—	(5,715)	(6,392)	(5,715)
Total non-operating pension benefit	26	992	2,296	3,121
Consolidated income from continuing operations before taxes	$119,791	$53,763	$245,439	$144,808

(1) During the three and nine months ended October 2, 2022, we recognized cost of sales of $0.5 million and $1.6 million related to purchase accounting adjustments of acquired inventory to fair value and recognized gains of $2.5 million and $3.0 million on collections from previously written off receivables associated with the sale of Grass Valley. During the three months ended October 3, 2021, we recognized cost of sales of $0.4 million related to purchase accounting adjustments of acquired inventory to fair value, recognized $0.5 million for the purchase accounting effect of recording deferred revenue at fair value, and collected $0.7 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off. During the nine months ended October 3, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.4 million related to purchase accounting adjustments of acquired inventory to fair value, collected $2.1 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, and recognized $1.3 million for the purchase accounting effect of recording deferred revenue at fair value.
(2) During the three months ended October 3, 2021, we recognized a $2.3 million impairment on assets held for sale. During the nine months ended October 3, 2021, we recognized a $3.6 million impairment on assets held and used and a $5.7 million impairment on assets held for sale. See Note 11.
(3) Severance, restructuring, and acquisition integration costs for the three and nine months ended October 2, 2022 primarily related to our Manufacturing Footprint and Acquisition Integration programs. Costs for the three and nine months ended October 3, 2021 primarily related to our Acquisition Integration and completed Cost Reduction programs. See Note 12.

Note 7: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Numerator:
Income from continuing operations	$103,687	$43,964	$206,425	$118,375
Less: Net income attributable to noncontrolling interest	27	53	111	336
Income from continuing operations attributable to Belden stockholders	103,660	43,911	206,314	118,039
Add: Loss from discontinued operations, net of tax	—	(2,647)	(3,685)	(4,345)
Add: Loss on disposal of discontinued operations, net of tax	(5,366)	—	(9,933)	—
Net income attributable to Belden stockholders	$98,294	$41,264	$192,696	$113,694

Denominator:
Weighted average shares outstanding, basic	43,466	44,851	44,181	44,762
Effect of dilutive common stock equivalents	597	574	629	480
Weighted average shares outstanding, diluted	44,063	45,425	44,810	45,242
For the three and nine months ended October 2, 2022, diluted weighted average shares outstanding exclude outstanding equity awards of 0.7 million and 0.9 million as they are anti-dilutive. In addition, for the three and nine months ended October 2, 2022, diluted weighted average shares outstanding do not include outstanding equity awards of 0.0 million and 0.1 million, respectively, because the related performance conditions have not been satisfied.
For the three and nine months ended October 3, 2021, diluted weighted average shares outstanding exclude outstanding equity awards of 1.0 million and 1.2 million as they are anti-dilutive. In addition, for the three and nine months ended October 3, 2021, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.3 million because the related performance conditions have not been satisfied.
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

Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three and nine months ended October 2, 2022 and October 3, 2021, respectively:

	2022	2021

	(In thousands)
Beginning balance at January 1	$4,864	$5,085
Current period provision	846	52
Acquisitions	319	—
Write-offs	(667)	(47)
Recoveries collected	(50)	(23)
Fx impact	(19)	(17)
Q1 ending balance	$5,293	$5,050
Current period provision	656	224
Acquisitions	—	(192)
Write-offs	(64)	—
Recoveries collected	(12)	(36)
Fx impact	(81)	(24)
Q2 ending balance	$5,792	$5,022
Current period provision	92	94
Write-offs	(2,717)	(246)
Recoveries collected	(23)	(107)
Fx impact	(104)	(19)
Q3 ending balance	$3,040	$4,744
Note 9:  Inventories
The following table presents the major classes of inventories as of October 2, 2022 and December 31, 2021, respectively:

	October 2, 2022	December 31, 2021

	(In thousands)
Raw materials	$154,288	$157,315
Work-in-process	36,666	43,644
Finished goods	201,715	189,907
Gross inventories	392,669	390,866
Excess and obsolete reserves	(41,229)	(45,663)
Net inventories	$351,440	$345,203
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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and nine months ended October 2, 2022 and October 3, 2021, the rent expense for short-term leases was not material.

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

We are party to a lease guarantee, whereby Belden has covenanted the lease payments for one of Grass Valley's property leases through its 2035 expiration date. This lease guarantee was retained by Belden and not transferred to Black Dragon Capital as part of the sale of Grass Valley. Belden would be required to make lease payments only if the primary obligor, Black Dragon Capital, fails to make the payments. As of October 2, 2022, the lease had approximately $15.1 million of lease payments remaining. We have not recorded a liability associated with this guarantee.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Operating lease cost	$5,185	$4,713	$15,978	$13,699

Finance lease cost
Amortization of right-of-use asset	$157	$197	$891	$252
Interest on lease liabilities	65	5	193	10
Total finance lease cost	$222	$202	$1,084	$262

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,488	$4,042	$13,825	$11,444

Operating cash flows from finance leases were not material during the three and nine months ended October 2, 2022 and October 3, 2021.
Supplemental balance sheet information related to leases was as follows:

	October 2, 2022	December 31, 2021

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$69,940	$75,571

Accrued liabilities	$15,847	$16,377
Long-term operating lease liabilities	56,333	61,967
Total operating lease liabilities	$72,180	$78,344

Finance leases:
Other long-lived assets, at cost	$6,248	$3,650
Accumulated depreciation	(568)	(557)
Other long-lived assets, net	$5,680	$3,093

	October 2, 2022	December 31, 2021

	(In thousands, except lease term and discount rate)
Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	10 years	4 years

Weighted Average Discount Rate
Operating leases	5.1%	4.8%
Finance leases	4.2%	4.4%

The following table summarizes maturities of lease liabilities as of October 2, 2022 and December 31, 2021, respectively:

	October 2, 2022	December 31, 2021

	(In thousands)
2022	$5,124	$20,691
2023	19,154	16,853
2024	15,851	13,662
2025	13,920	12,348
2026	11,947	10,466
Thereafter	26,672	17,967
Total	$92,668	$91,987
Note 11:  Long-Lived Assets
Gain on Sale of Asset
During the three and nine months ended October 2, 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $11.8 million and $34.4 million in the three and nine months ended October 2, 2022, respectively. We recognized depreciation expense in income from continuing operations of $10.6 million and $32.0 million in the three and nine months ended October 3, 2021, respectively.
We recognized amortization expense in income from continuing operations of $11.0 million and $31.0 million in the three and nine months ended October 2, 2022, respectively. We recognized amortization expense in income from continuing operations of $8.2 million and $24.1 million in the three and nine months ended October 3, 2021, respectively.
Sale-Leaseback
During the fourth quarter of 2021, we sold certain real estate in Germany as part of a sale and leaseback transaction. When the assets met the held for sale criteria during the third quarter of 2021, we performed a recoverability test and determined that the carrying values of the assets were not recoverable and as a result, recognized a $2.3 million impairment charge to write them down to fair value. This $2.3 million impairment charge recognized during the three and nine months ended October 3, 2021 was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Asset Impairment
During the nine months ended October 3, 2021, we sold our oil and gas cable business in Brazil and recognized an impairment charge of $3.4 million. See Note 4. Also during the nine months ended October 3, 2021, we performed a recoverability test over certain held and used long-lived assets in our Industrial Automation Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment.

Note 12:  Severance, Restructuring, and Acquisition Integration Activities
Manufacturing Footprint Program
We are consolidating our manufacturing footprint in the Americas region. We recognized $0.8 million and $6.7 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2022, respectively. The costs were incurred by both the Enterprise Solutions and Industrial Automation Solutions segments. We expect to incur approximately $2 million of incremental costs for this program in 2022.
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, which are primarily focused on consolidating existing and acquired facilities as well as other support functions. The Enterprise Solutions segment incurred $3.7 million and $4.7 million of restructuring and integration costs during the three and nine months ended October 2, 2022, respectively, related to the CAI acquisition, and the Industrial Automation Solutions segment incurred $0.1 million and $3.2 million of restructuring and integration costs during the three and nine months ended October 2, 2022, respectively, related to the Macmon, NetModule and OTN Systems acquisitions. We expect to incur approximately $2 million of incremental costs for this program in 2022. The Enterprise Solutions and Industrial Automation Solutions segments recognized $0.8 million and $3.2 million of severance and other restructuring and integration costs during the three and nine months ended October 3, 2021, respectively, related to the OTN Systems and Opterna acquisitions.
The restructuring and integration costs incurred during 2022 and 2021 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days. Furthermore, there were no significant severance accrual balances as of October 2, 2022 or December 31, 2021.
The following table summarizes the severance and other restructuring and integration costs of the Acquisition Integration Program and Manufacturing Footprint Program described above by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Cost of sales	$2,809	$179	$8,873	$179
Selling, general and administrative expenses	1,823	833	5,756	3,249
Total	$4,632	$1,012	$14,629	$3,428
Note 13:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	October 2, 2022	December 31, 2021

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
4.125% Senior subordinated notes due 2026	—	227,240
3.375% Senior subordinated notes due 2027	433,170	511,290
3.875% Senior subordinated notes due 2028	336,910	397,670
3.375% Senior subordinated notes due 2031	288,780	340,860
Total senior subordinated notes	1,058,860	1,477,060
Less unamortized debt issuance costs	(13,512)	(17,069)
Long-term debt	$1,045,348	$1,459,991

Revolving Credit Agreement due 2026
On June 2, 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. We paid approximately $2.3 million of fees associated with the amended Revolver, which will be amortized over its term using the effective interest method. As of October 2, 2022, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $292.9 million.
Senior Subordinated Notes
We had outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). During the nine months ended October 2, 2022, we repurchased the full €200.0 million 2026 Notes outstanding for cash consideration of €204.1 million ($227.9 million), including a redemption premium, and recognized a $6.4 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of October 2, 2022 is $433.2 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of October 2, 2022 is $336.9 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of October 2, 2022 is $288.8 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of October 2, 2022 was approximately $880.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,058.9 million as of October 2, 2022.
Note 14:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of October 2, 2022, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the nine months ended October 2, 2022 and October 3, 2021, the transaction gain associated with the net investment hedge reported in other comprehensive income was $102.1 million and $47.9 million, respectively. During the nine months ended October 2, 2022, we de-designated €200.0 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €200.0 million of debt are reported in income from continuing operations.

Note 15:  Income Taxes
For the three and nine months ended October 2, 2022, we recognized income tax expense of $16.1 million and $39.0 million, respectively, representing an effective tax rate of 13.4% and 15.9%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. We are evaluating the effect that the Act will have on our consolidated financial statements and related disclosures. At this time, none of the tax provisions of the Act are expected to have a material impact to our tax provision.
For the three and nine months ended October 3, 2021, we recognized income tax expense of $9.8 million and $26.4 million, respectively, representing an effective tax rate of 18.2% and 18.3%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
Note 16:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Three Months Ended
Service cost	$758	$941	$6	$8
Interest cost	2,241	1,914	190	182
Expected return on plan assets	(3,644)	(4,081)	—	—
Amortization of prior service cost	41	27	—	—
Actuarial losses (gains)	212	971	(20)	(5)
Settlement loss	954	—	—	—
Net periodic benefit cost (income)	$562	$(228)	$176	$185

Nine Months Ended
Service cost	$2,488	$2,982	$18	$26
Interest cost	6,833	5,617	578	545
Expected return on plan assets	(11,405)	(12,276)	—	—
Amortization of prior service cost	132	83	—	—
Actuarial losses (gains)	672	2,926	(60)	(16)
Settlement loss	954	—	—	—
Net periodic benefit cost (income)	$(326)	$(668)	$536	$555
We recorded a settlement loss of $1.0 million during the three and nine months ended October 2, 2022. The settlement loss was the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective service cost and interest cost amounts.

Note 17:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands)
Net income	$98,321	$41,317	$192,807	$114,030
Foreign currency translation adjustments, net of tax	50,681	27,221	106,388	57,728
Adjustments to pension and postretirement liability, net of tax	888	758	1,262	2,285
Total comprehensive income	149,890	69,296	300,457	174,043
Less: Comprehensive income (loss) attributable to noncontrolling interests	(17)	(94)	69	(237)
Comprehensive income attributable to Belden	$149,907	$69,390	$300,388	$174,280
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2021	$(41,468)	$(29,098)	$(70,566)
Other comprehensive income attributable to Belden before reclassifications	109,437	—	109,437
Amounts reclassified from accumulated other comprehensive income (loss)	(3,007)	1,262	(1,745)
Net current period other comprehensive income attributable to Belden	106,430	1,262	107,692
Balance at October 2, 2022	$64,962	$(27,836)	$37,126
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended October 2, 2022:

	Amount Reclassified from Accumulated Other Comprehensive Income (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Settlement loss	$954	(1)
Actuarial losses	612	(1)
Prior service cost	132	(1)
Total before tax	1,698
Tax benefit	(436)
Total net of tax	$1,262
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
During the three months ended October 2, 2022, we repurchased 1.2 million shares of our common stock for an aggregate cost of $69.8 million at an average price per share of $59.84. During the nine months ended October 2, 2022, we repurchased 2.4 million shares of our common stock for an aggregate cost of $136.4 million at an average price per share of $57.50. Subsequent to October 2, 2022, we repurchased 0.2 million shares of our common stock for an aggregate cost of $13.6 million at an average price per share of $62.85. As of the date of this filing, we had $65.0 million of authorizations remaining under the program. During the three and nine months ended October 3, 2021, we did not repurchase any stock.

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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 43% of our consolidated revenues during the quarter ended October 2, 2022 were to customers outside of the U.S.
In addition to the translation impact described above, currency rate fluctuations have an economic impact on our financial results. As the U.S. dollar strengthens or weakens against foreign currencies, it results in a relative price increase or decrease for certain of our products that are priced in U.S. dollars in a foreign location.
Inflation
During periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs, our earnings could decline. Furthermore, inflation may impact labor, energy, and other costs. We are mindful of ongoing inflationary pressures and as a result, proactively implement selling price increases and cost control measures.

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
Tripwire Divestiture
During the nine months ended October 2, 2022, we sold Tripwire for gross cash consideration of $350 million and recognized a loss on disposal of discontinued operations, net of tax of $5.4 million and $9.9 million during the three and nine months ended October 2, 2022. See Note 5.
Debt Repurchase
During the nine months ended October 2, 2022, we repurchased all of the €200.0 million aggregate principal amount of 4.125% senior subordinated notes previously due 2026. We recognized a $6.4 million loss on debt extinguishment for the premiums paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. See Note 13.
Acquisitions
During the nine months ended October 2, 2022, we completed three acquisitions. On January 17, 2022, we acquired Macmon for $41.9 million, net of cash acquired. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructure in a variety of mission critical industries. On March 3, 2022, we acquired NetModule for $23.5 million, net of cash acquired. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. On April 15, 2022, we acquired CAI for $19.0 million, net of cash acquired. CAI is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. The three acquisitions were not material to our results of operations. Macmon and NetModule are included in the Industrial Automation Solutions segment, and CAI is included in the Enterprise Solutions segment. All three acquisitions were funded with cash on hand. See Note 3.

Share Repurchase Program
During the three months ended October 2, 2022, we repurchased 1.2 million shares of our common stock for an aggregate cost of $69.8 million at an average price per share of $59.84. During the nine months ended October 2, 2022, we repurchased 2.4 million shares of our common stock for an aggregate cost of $136.4 million at an average price per share of $57.50. See Note 18.

Gain on Sale of Asset
During the three and nine months ended October 2, 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Industrial Automation Solutions segment. See Note 11.

Equity Method Investment
During the nine months ended October 2, 2022, we invested $20.0 million in Litmus for a noncontrolling ownership interest. Litmus provides critical data connectivity needed to monitor, visualize, analyze, and integrate industrial data. We account for this investment using the equity method of accounting. See Note 1.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended October 2, 2022:
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
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021

	(In thousands, except percentages)
Revenues	$670,491	$604,761	10.9%	$1,947,413	$1,689,301	15.3%
Gross profit	238,646	203,377	17.3%	669,811	563,914	18.8%
Selling, general and administrative expenses	(110,478)	(95,337)	15.9%	(318,747)	(269,542)	18.3%
Research and development expenses	(26,306)	(23,235)	13.2%	(75,751)	(68,110)	11.2%
Amortization of intangibles	(10,105)	(7,780)	29.9%	(28,099)	(22,945)	22.5%
Asset impairments	—	(2,288)	(100.0)%	—	(9,283)	(100.0)%
Gain on sale of asset	37,891	—	n/a	37,891	—	n/a
Operating income	129,648	74,737	73.5%	285,105	194,034	46.9%
Interest expense, net	(9,883)	(16,251)	(39.2)%	(35,570)	(46,632)	(23.7)%
Loss on debt extinguishment	—	(5,715)	(100.0)%	(6,392)	(5,715)	11.8%
Non-operating pension benefit	26	992	(97.4)%	2,296	3,121	(26.4)%
Income from continuing operations before taxes	119,791	53,763	122.8%	245,439	144,808	69.5%

Revenues increased $65.7 million and $258.1 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $91.4 million and $292.5 million increase in revenues, respectively.
•Acquisitions contributed an estimated $9.0 million and $20.2 million in revenues, respectively.
•Copper pass-through pricing had a $12.7 million unfavorable and $1.4 million favorable impact on revenues, respectively.
•The divestiture of our oil and gas cable business in 2021 had a $0.0 million and $10.3 million unfavorable impact on revenues.
•Currency translation had a $22.0 million and $45.7 million unfavorable impact on revenues.

Gross profit increased $35.3 million and $105.9 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 due to the increases in revenues discussed above. Accordingly, gross profit margins expanded 200 and 100 basis points, respectively, in the three and nine months ended October 2, 2022 from the comparable periods of 2021.

Selling, general and administrative expenses increased $15.1 million and $49.2 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities as well as increases from incentive compensation and acquisitions.
Research and development expenses increased $3.1 million and $7.6 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 primarily due to increased investments as we further strengthen our product offering and continue our commitment to growth initiatives.
Amortization of intangibles increased $2.3 million and $5.2 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 primarily due to acquisitions.
Asset impairments decreased $2.3 million and $9.3 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 as a result of the impairments during 2021. See Note 11.
Gain on sale of asset increased $37.9 million in both the three and nine months ended October 2, 2022 from the comparable periods of 2021. During the three and nine months ended October 2, 2022, we sold real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale.
Operating income increased $54.9 million and $91.1 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 primarily as a result of the increase in gross profit and gain on sale of asset discussed above.
Net interest expense decreased $6.4 million and $11.1 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 primarily due to the repurchase of senior subordinated notes previously due 2026 and currency translation.
Loss on debt extinguishment decreased $5.7 million and $0.7 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021. The loss on debt extinguishment in 2022 represents the premium paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. The loss on debt extinguishment in 2021 represents the premium paid to the bond holders to retire the 2025 Notes and for the unamortized debt issuance costs on the 2025 Notes that we were required to write-off. See Note 13.
Income from continuing operations before taxes increased $66.0 million and $130.6 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 primarily due to the increase in operating income discussed above.

Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021

	(In thousands, except percentages)
Income from continuing operations before taxes	$119,791	$53,763	122.8%	$245,439	$144,808	69.5%
Income tax expense	16,104	9,799	64.3%	39,014	26,433	47.6%
Effective tax rate	13.4%	18.2%		15.9%	18.3%
For the three and nine months ended October 2, 2022, we recognized income tax expense of $16.1 million and $39.0 million, respectively, representing an effective tax rate of 13.4% and 15.9%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 15.
Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021

	(In thousands, except percentages)
Adjusted revenues	$670,491	$605,263	10.8%	$1,947,413	$1,690,652	15.2%
Adjusted EBITDA	118,094	101,322	16.6%	328,555	270,773	21.3%
as a percent of revenues	17.6%	16.7%		16.9%	16.0%
Adjusted revenues increased $65.2 million and $256.8 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $90.9 million and $291.2 million increase in revenues, respectively.
•Acquisitions contributed an estimated $9.0 million and $20.2 million in revenues, respectively.
•Copper pass-through pricing had a $12.7 million unfavorable and $1.4 million favorable impact on revenues, respectively.
•The divestiture of our oil and gas cable business in 2021 had a $0.0 million and $10.3 million unfavorable impact on revenues.
•Currency translation had a $22.0 million and $45.7 million unfavorable impact on revenues.

Adjusted EBITDA increased $16.8 million and $57.8 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021 primarily due to leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins in the three and nine months ended October 2, 2022 expanded to 17.6% from 16.7% and to 16.9% from 16.0%, respectively, in the comparable periods of 2021.
Use of Non-GAAP Financial Information
Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and assets; amortization of intangible assets; gains (losses) on debt extinguishment; certain gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(In thousands, except percentages)
GAAP revenues	$670,491	$604,761	$1,947,413	$1,689,301
Adjustments related to acquisitions	—	502	—	1,351
Adjusted revenues	$670,491	$605,263	$1,947,413	$1,690,652

GAAP income from continuing operations	$103,687	$43,964	$206,425	$118,375
Income tax expense	16,104	9,799	39,014	26,433
Depreciation expense	11,847	10,586	34,443	31,971
Amortization of intangible assets	10,105	7,780	28,099	22,945
Interest expense, net	9,883	16,251	35,570	46,632
Severance, restructuring, and acquisition integration costs (1)	4,560	4,328	14,140	12,539
Non-operating pension settlement loss	954	—	954	—
Amortization of software development intangible assets	868	434	2,856	1,165
Loss on debt extinguishment	—	5,715	6,392	5,715
Asset impairments (2)	—	2,288	—	9,283
Adjustments related to acquisitions and divestitures (3)	(2,023)	177	(1,447)	(4,285)
Gain on sale of asset	(37,891)	—	(37,891)	—
Adjusted EBITDA	$118,094	$101,322	$328,555	$270,773

GAAP income from continuing operations margin	15.5%	7.3%	10.6%	7.0%
Adjusted EBITDA margin	17.6%	16.7%	16.9%	16.0%

(1) Severance, restructuring, and acquisition integration costs for the three and nine months ended October 2, 2022 primarily related to our Manufacturing Footprint and Acquisition Integration programs. Costs for the three and nine months ended October 3, 2021 primarily related to our Acquisition Integration and completed Cost Reduction programs. See Note 12.
(2) During the three months ended October 3, 2021, we recognized a $2.3 million impairment on assets held for sale. During the nine months ended October 3, 2021, we recognized a $3.6 million impairment on assets held and used and a $5.7 million impairment on assets held for sale. See Note 11.
(3) During the three and nine months ended October 2, 2022, we recognized cost of sales of $0.5 million and $1.6 million related to purchase accounting adjustments of acquired inventory to fair value and recognized gains of $2.5 million and $3.0 million on collections from previously written off receivables associated with the sale of Grass Valley. During the three months ended October 3, 2021, we recognized cost of sales of $0.4 million related to purchase accounting adjustments of acquired inventory to fair value, recognized $0.5 million for the purchase accounting effect of recording deferred revenue at fair value, and collected $0.7 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off. During the nine months ended October 3, 2021, we reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.4 million related to purchase accounting adjustments of acquired inventory to fair value, collected $2.1 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, and recognized $1.3 million for the purchase accounting effect of recording deferred revenue at fair value.

Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021

	(In thousands, except percentages)
Segment Revenues	$319,201	$286,231	11.5%	$895,075	$780,114	14.7%
Segment EBITDA	46,110	40,411	14.1%	118,818	104,703	13.5%
as a percent of segment revenues	14.4%	14.1%		13.3%	13.4%
Enterprise Solutions revenues increased $33.0 million and $115.0 million in the three and nine months ended October 2, 2022 from the comparable periods of 2021. The increase in revenues in the three months ended October 2, 2022 was primarily due to increases in volume and favorable pricing of $39.1 million and acquisitions of $1.7 million, partially offset by unfavorable currency translation and lower copper pass-through pricing of $4.1 million and $3.7 million, respectively. The increase in revenues in the nine months ended October 2, 2022 was primarily due to increases in volume and favorable pricing, acquisitions, and higher copper pass-through pricing of $117.2 million, $3.1 million, and $2.7 million, respectively, partially offset by unfavorable currency translation of $8.0 million.
Enterprise Solutions EBITDA increased $5.7 million and $14.1 million in the three and nine months ended October 2, 2022, respectively, compared to the year ago periods primarily as a result of the increase in revenues discussed above.
Industrial Automation Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021

	(In thousands, except percentages)
Segment Revenues	$351,290	$319,032	10.1%	$1,052,338	$910,538	15.6%
Segment EBITDA	71,055	59,947	18.5%	206,643	163,022	26.8%
as a percent of segment revenues	20.2%	18.8%		19.6%	17.9%
Industrial Automation Solutions revenues increased $32.3 million and $141.8 million in the three and nine months ended October 2, 2022, respectively, from the comparable periods of 2021. The increase in revenues in the three months ended October 2, 2022 was primarily due to increases in volume and favorable pricing of $52.0 million and acquisitions of $7.2 million, partially offset by unfavorable currency translation and lower copper pass-through pricing of $17.9 million and $9.0 million, respectively. The increase in revenues in the nine months ended October 2, 2022 was primarily due to increases in volume and favorable pricing of $174.1 million and acquisitions of $17.0 million, partially offset by unfavorable currency translation, a divestiture, and lower copper pass-through pricing of $37.7 million, $10.3 million, and $1.3 million, respectively.
Industrial Automation Solutions EBITDA increased $11.1 million and $43.6 million in the three and nine months ended October 2, 2022 from the comparable periods of 2021 primarily due to leverage on higher sales volume, as discussed above. Accordingly, for the three and nine months ended October 2, 2022, Adjusted EBITDA margins expanded from 18.8% to 20.2% and from 17.9% to 19.6%, respectively, over the year ago periods.

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
The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results and cash flow activity of discontinued operations up to the February 22, 2022 disposal date:

	Nine Months Ended
	October 2, 2022	October 3, 2021

	(In thousands)
Net cash provided by (used for):
Operating activities	$78,800	$101,919
Investing activities	223,377	(118,921)
Financing activities	(376,677)	(24,038)
Effects of currency exchange rate changes on cash and cash equivalents	(21,791)	(3,201)
Decrease in cash and cash equivalents	(96,291)	(44,241)
Cash and cash equivalents, beginning of period	643,757	501,994
Cash and cash equivalents, end of period	$547,466	$457,753

Net cash provided by operating activities totaled $78.8 million in the nine months ended October 2, 2022, compared to $101.9 million in the prior year. Operating cash flows declined $23.1 million compared to the prior year primarily due to unfavorable changes in accounts payable and accrued liabilities. The use of cash for accounts payable was due to the timing of payments primarily for purchases of raw materials and the use of cash for accrued liabilities was primarily attributable to higher incentive compensation payments and channel partner rebates, all of which were the direct result of improved company performance and increased demand.

Net cash from investing activities was a source of cash of $223.4 million in the nine months ended October 2, 2022, compared to a use of cash of $118.9 million in the prior year. Investing activities for the nine months ended October 2, 2022 included cash receipts of $334.6 million primarily for the Tripwire disposal and $43.5 million for asset sales, partially offset by payments of $104.5 million for the investment in Litmus and acquisitions of Macmon, NetModule and CAI as well as capital expenditures of $50.3 million. Investing activities for the nine months ended October 3, 2021 included cash payments of $73.7 million for the acquisition of OTN Systems and capital expenditures of $55.6 million, partially offset by cash receipts of $10.8 million primarily for the sale of our oil and gas cable business in Brazil.
Net cash used for financing activities totaled $376.7 million for the nine months ended October 2, 2022, compared to $24.0 million in the prior year. Financing activities for the nine months ended October 2, 2022 included payments under borrowing arrangements of $230.6 million, payments under our share repurchase program of $136.3 million, cash dividend payments of $6.8 million, net payments related to share based compensation activities of $6.5 million, and proceeds from the issuance of common stock of $3.7 million. Financing activities for the nine months ended October 3, 2021 included payments under borrowing arrangements of $360.3 million, debt issuance costs of $7.8 million, cash dividend payments of $6.7 million, finance lease payments of $3.1 million, and net payments related to share based compensation activities of $2.1 million, partially offset by borrowings under credit arrangements $356.0 million.

Our cash and cash equivalents balance was $547.5 million as of October 2, 2022. Of this amount, $182.3 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of October 2, 2022 consisted of $1,058.9 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of October 2, 2022.

	Principal Amount by Expected Maturity			Fair
	2022	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$433,170	$433,170	$381,190
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$336,910	$336,910	$294,375
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	288,780	$288,780	$205,034
Average interest rate		3.375%
Total			$1,058,860	$880,599
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended October 2, 2022 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at July 4, 2022				$148,441
July 4, 2022 through August 7, 2022	600	$55.74	600	115,000
August 8, 2022 through September 4, 2022	104	67.93	104	107,911
September 5, 2022 through October 2, 2022	462	63.33	462	78,664
Total	1,166	$59.84	1,166	$78,664

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of our program to the date of this filing, we have repurchased 4.5 million shares of our common stock for an aggregate cost of $235.0 million and an average price of $52.75. During the three months ended October 2, 2022, we repurchased 1.2 million shares of our common stock for an aggregate cost of $69.8 million at an average price per share of $59.84. Subsequent to October 2, 2022, we repurchased 0.2 million shares of our common stock for an aggregate cost of $13.6 million at an average price per share of $62.85. As of the date of this filing, we had $65.0 million of authorizations remaining under the program.

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

BELDEN INC.

Date:	November 7, 2022	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	November 7, 2022	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 7, 2022	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer