Form 10-K
period 2022-12-31
BELDEN INC.
filed 2023-02-24
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No   ☑.
At July 3, 2022, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,822,673,869 based on the closing price ($53.00) of such stock on such date.
As of February 17, 2023, there were 42,895,630 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2022 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Part I
Item 1. Business
General
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure solutions that makes the digital journey simpler, smarter and secure. We’re moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions. With a legacy of quality and reliability spanning 120-plus years, we have a strong foundation to continue building the future. Our business is organized around two global businesses, Enterprise Solutions and Industrial Automation Solutions, both of which benefit from favorable secular trends which we expect to drive future growth. Each business represents a reportable segment. Financial information about our segments appears in Note 6 to the Consolidated Financial Statements. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers (OEMs). Belden Inc. is a Delaware corporation incorporated in 1988, but the Company’s roots date back to its founding by Joseph Belden in 1902.
As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.
Strategy and Business Model
Our purpose is to build the foundation for a digital world. Within Enterprise Solutions, our Smart Buildings products offer in-building wired and wireless infrastructures, fiber technology innovation, and design collaboration & customization to connect people with facilities through innovative solutions for enhanced human engagement, productivity, and security. Also within Enterprise Solutions, our Broadband & 5G products offer a broad portfolio of end-to-end solutions, industry-leading innovation & technology, and worldwide technical service & support to enable a connected, digital world through broadband and wireless innovation. Within Industrial Automation Solutions, we are uniquely positioned to support digital transformation by providing end-to-end digitization infrastructure focused on robust network infrastructure, secure remote access, accelerated IT/OT convergence, and edge & data analytics. Our customers are building the future, and we build the network that makes it possible.

Segments
We operate our business under the two segments – Enterprise Solutions and Industrial Automation Solutions. A synopsis of the segments is included below:
Enterprise Solutions
The Enterprise Solutions (Enterprise) segment is a leading provider in network infrastructure and broadband solutions, as well as cabling and connectivity solutions for commercial audio/video and security applications. We serve customers in markets such as hospitality, healthcare, education, financial, government, commercial real estate, and broadband and wireless service providers, as well as end-markets, including data centers, sport venues, stadiums, military installations, and academia. Enterprise product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, interconnect panels, racks and enclosures, and secure, high performance signal extension and matrix switching systems.

Enterprise provides true end-to-end fiber and copper network systems, which are used in applications such as local area networks, data centers, access control, 5G, Fiber to the Home and building automation. Our high-performance solutions support all networking protocols up to and including 100G+ Ethernet technologies. Enterprise’s innovative products can deliver data in addition to power over Ethernet, which meets the higher performance requirements driven by the increasing number of connections in smart buildings. Enterprise products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The Enterprise product portfolio is designed to support Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers.

Industrial Automation Solutions
The Industrial Automation Solutions (Industrial Automation) segment is a leading provider of high performance networking and machine connectivity products. Industrial Automation products include physical network and fieldbus infrastructure components and on-machine connectivity systems to meet end user and OEM needs. Products are designed to provide reliability and confidence of performance for a wide range of industrial automation applications. The products are used in markets that include discrete automation, process automation, energy and mass transit. Applications include network and fieldbus infrastructure; sensor and actuator connectivity; and power, control, and data transmission. Industrial Automation products include solutions such as industrial Ethernet switches, network management software, routers, firewalls, gateways, input/output (I/O) connectors/systems, industrial Ethernet cables, optical fiber industrial Ethernet cables, Fieldbus cables, IP and networking cables, I/O modules, distribution boxes, and customer specific wiring solutions.

Our industrial cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers, and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures, and outside elements. Other applications require conductors, insulation, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. Our industrial connector products are primarily used as sensor and actuator connections in factory automation supporting various fieldbus protocols as well as power connections in building automation. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment. Industrial Automation products are sold directly to industrial equipment OEMs and through a network of industrial distributors, value-added resellers, and system integrators. See Note 6 to the Consolidated Financial Statements for additional information regarding our segments.
Acquisitions
A key part of our business strategy includes acquiring companies to support our growth and enhance our product portfolio. Our acquisition strategy is based on targeting leading companies that offer innovative products that complement our existing solutions and strong brands. We utilize a disciplined approach to acquisitions based on product and market opportunities. When we identify acquisition candidates, we conduct rigorous financial and cultural analyses to make certain that they meet both our strategic plan targets and our goal for return on invested capital.
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, in April 2022, we acquired Communication Associates, Inc. (CAI), a leading designer and manufacturer of various plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. In March 2022, we acquired NetModule AG (NetModule), a leading provider of reliable, fast, and secure wireless network infrastructures, with advanced capabilities in 5G and WiFi6 technologies used in a variety of mission critical industries, but most notably, the mass transit and intelligent traffic systems within the transportation vertical. In January 2022, we acquired macmon secure GmbH (Macmon), a leading provider of products and services that secure network infrastructures in a variety of mission critical industries. In January 2021, we acquired OTN Systems N.V. (OTN Systems), a leading provider of automation networking infrastructure solutions. The results of CAI have been included in our Consolidated Financial Statements as of the acquisition date and are reported within the Enterprise Solutions segment. The results of NetModule, Macmon and OTN Systems have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Industrial Automation Solutions segment. For more information regarding these transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. For the year ended December 31, 2022, sales to our largest distributor represented approximately 15% of our consolidated revenues. No other customer accounted for more than 10% of our revenues in 2022.
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

International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Canada, China, India, Mexico, and Tunisia, as well as various countries in Europe. During 2022, approximately 44% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs. Financial information for Belden by country is shown in Note 6 to the Consolidated Financial Statements.
Competition
The markets in which we operate can be generally categorized as highly competitive with many players. In order to maximize our competitive advantages, we manage our product portfolio to capitalize on secular trends and high-growth applications in those markets. Based on available data for our served markets, we estimate that our market share across our segments is significant, ranging from approximately 5% to 15%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage.
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

In our Industrial Automation Solutions segment, customers are rapidly adopting new technology to enable digital transformations and improve their environmental impact. This includes deploying Industry 4.0 to increase visibility of their digitized assets and adopting Artificial Intelligence (AI) to increase analytics and autonomous decision-making in their systems. These approaches need users to refine workflows by collecting data from disparate sources, transmitting it to points of consolidation and decision making, and converting it to standard formats that application software can use. This overall process can be referred to as "digitization" and a key part of our research and development is focused on supporting these customer journeys with technology that adds value at multiple steps in the digitization process, during data acquisition, data transmission, and data orchestration and management. Our research and development enables customized enhanced solutions to support customers' innovative methods surrounding the collection, analysis, and transmission of data.

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

Enterprise Solutions R&D efforts are aligned to the secular trends in our markets for increased communication at faster speeds of transmission. This phenomenon is visible across all of our markets. We continue to invest in R&D to support the continuing growth in capacity and bandwidth between the data center and the consumer to enhance their experience in their living, working and recreational interactions.

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
Patents and Trademarks

We have a practice of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. We consider our patents and trademarks to be valuable assets. Our most prominent trademarks are: Belden®, Alpha Wire™, GarrettCom®, Hirschmann®, Lumberg Automation™, Mohawk®, OTN Systems™, PPC®, ProSoft Technology®, Thinklogical®, Tofino®, and West Penn Wire™.
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

	2022	2021	2020
Copper spot prices per pound
High	$4.93	$4.78	$3.63
Low	3.21	3.54	2.12
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

Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. As of December 31, 2022 and 2021, our backlog was $800.4 million and $665.2 million, respectively. The majority of the backlog at December 31, 2022 is scheduled to ship in 2023.
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

Environmental, Social, and Governance (ESG) at Belden

Belden believes in creating shared value for all our stakeholders, including our employees, customers, the communities we touch across our value chain, and the planet. Responsible stewardship, managing our climate impacts, and driving sustainability through innovation is core to our business strategy.

We are dedicated to making progress towards our 2025 goals for the topics most material to our business and are working across our operations to further integrate ESG matters into how we operate. As part of our efforts towards stakeholder transparency, we look forward to sharing our progress and work under way in our inaugural ESG Report, which we expect to publish during 2023.

Our ESG matters are overseen by our Board of Directors through the Nominating and Corporate Governance Committee. Belden’s ESG Steering Committee manages our global ESG strategy and implementation. For more information on our approach to ESG, visit https://www.belden.com/resources/sustainability.
Human Capital Resources

Our employees’ well-being is directly associated with our success. We prioritize fostering an equitable and supportive culture that incorporates diversity and inclusion across our entire value chain. Priority areas for our Human Capital Management strategy are Diversity, Equity, and Inclusion (DEI), Employee Growth & Development, and Employee Well-Being & Engagement.

As of December 31, 2022, our global team members totaled 8,000 employees of which 25% are in the United States, 4% in Canada, 11% in China, 3% in India, 23% in Mexico, and 28% in the European Union. Of our workforce, 38% identify as women and they represent 22% of the senior management and 33% of our Board of Directors. Individuals of ethnically diverse backgrounds make up 24% of our U.S. workforce and 11% of our Board of Directors.

Diversity, Equity, and Inclusion (DEI)

At Belden, we are dedicated to creating a culture of equity, inclusivity and diversity for the people that we employ. Under the guidance of our Vice President of Diversity, Equity & Inclusion, the Authentic Voices for Inclusion and Diversity (AVID) Council supports our workplace culture and diversity initiatives across the company. Our Human Resources, Talent Acquisition teams and Business Units also hold meetings throughout the year to ensure alignment with our DEI strategy to practice and uphold our commitment to diversity throughout the Company. We are also a proud signatory of the CEO Action for Diversity & Inclusion pledge.

Employee Growth & Development

We believe in the potential of our employees and the importance of providing career development opportunities within our Company for those who wish to learn and grow with us. We continue to live our value of “We Invest in Talent” with 74% of our top 150 positions being filled with people that have been promoted from within. Moreover, our Early Career Leadership Program (ECLP) gives us the ability to recruit and retain high caliber candidates at an early stage with 22 graduates in 2022. We also extend offers to high performing interns from our internship program to participate in our ECLP.

Employee Well-Being & Engagement

To ensure we are working towards the betterment of our employees’ well-being, we conduct a bi-annual employee engagement survey, for which we saw a 83% participation rate in 2022 with an overall sustainable engagement score of 88%. Voluntary turnover of management and professional staff remained low at 10% while the overall company Lost Time Incident Rate (LTIR) and Total Recordable Incident Rate (TRIR) were 0.41 and 0.55, respectively.

The Be Well program that formally launched in the United States now encompasses our entire operational footprint to support our workforce’s physical, emotional, social, and financial wellbeing with almost 50% of our workforce participating. Once again, we are recognized as a Great Place to Work® in various global locations, including Canada, Denmark, France, Germany, Hong Kong, Hungary, India, Mexico, Singapore, Spain, United Kingdom, and the United States – a testament of Belden’s commitment to our employees.
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
Information about our Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 24, 2023. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
Ashish Chand	48	President and Chief Executive Officer
Brian Anderson	48	Senior Vice President, Legal, General Counsel and Corporate Secretary
Brian Lieser	57	Executive Vice President, Industrial Automation Solutions
Anshu Mehrotra	52	Executive Vice President, Broadband & 5G
Jeremy Parks	47	Senior Vice President, Finance, and Chief Financial Officer
Leah Tate	46	Senior Vice President, Human Resources
Doug Zink	47	Vice President and Chief Accounting Officer

Ashish Chand was appointed President and Chief Executive Officer on February 22, 2023. Dr. Chand joined Belden in 2002, and most recently served as the Company's Executive Vice President of Industrial Automation Solutions since July 2019, and Managing Director of Belden Asia Pacific from August 2017. Over the course of his tenure with Belden, he has held roles across several functions, including sales and marketing and operations in both Asia and North America. Dr. Chand has played a pivotal role in developing and executing Belden's long-term growth agenda, solutions and product strategy, and go-to-market efforts. He made key contributions towards establishing and growing Belden throughout the Asia Pacific region, including setting up manufacturing in China and India. Dr. Chand holds a BA in Economics from Loyola College, Chennai, India, an MBA from XLRI Jamshedpur, India, and a Doctorate of Business Administration from the City University of Hong Kong.

Brian Anderson has been Senior Vice President, Legal, General Counsel and Corporate Secretary since April 2015. Prior to that, he served as Corporate Attorney for the Company from May 2008 through March 2015. Prior to joining Belden, Mr. Anderson was in private practice at the law firm Lewis Rice in St. Louis. Mr. Anderson has a B.S.B. degree in Accounting and an M.B.A. from Eastern Illinois University and holds a J.D. from Washington University in St. Louis School of Law.

Brian Lieser was appointed Executive Vice President, Industrial Automation Solutions on February 22, 2023. Prior to that, he served as Vice President of Global Products of Industrial Automation Solutions where he was responsible for product strategy, roadmap, and development as well as domestic and international growth, particularly within Asia and Europe. Mr. Lieser joined the Company in 2009 and has assumed positions of increasing responsibility primarily within the Industrial Automation Solutions segment. Previously, Mr. Lieser held positions at Rockwell Automation, Rosemount, and MTS Systems. Mr. Lieser holds a Bachelor of Science in Aerospace Engineering from the University of Minnesota and an MBA in Marketing from the University of St. Thomas.

Anshu Mehrotra was appointed Executive Vice President, Broadband & 5G in August 2022. Prior to that, he served as Senior Vice President, Sales and Marketing since January 2021. Prior to joining Belden, he was Group President for Welding at Illinois Tool Works (ITW), leading the global Industrial Welding platform. Prior to ITW, he has had a number of leadership roles in general management and sales at Ingersoll Rand, Allegion and Johnson Controls. He has a B.S. in Electronics Engineering from Delhi University, an M.S. in Industrial Engineering from Northern Illinois University and an M.B.A. from Northwestern University at Kellogg School of Management.

Jeremy Parks was appointed Senior Vice President, Finance, and Chief Financial Officer in February 2021. Prior to re-joining Belden in 2021, Mr. Parks worked as the Chief Financial Officer of International Wire Corp. From 2008 through August of 2020, Mr. Parks worked for the Company in various financial roles, most recently as Vice President of Finance of the Company’s Industrial Solutions segment. Mr. Parks has a B.A. and M.A. in economics from State University of New York – Buffalo, and an M.B.A from Xavier University.

Leah Tate was appointed Senior Vice President, Human Resources in March 2022. Prior to that, she served as the Vice President, Human Resources for the Company’s Industrial Automation platform as well as in other roles in the human resources organization. Prior to joining Belden, Ms. Tate held human resource roles in the Pulte Group and Ingersoll Rand. Ms. Tate holds a Bachelor of Science degree in Management and a Master of Science degree in Human Resource Management from Purdue University.

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

Business and Operational Risks

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

We may be unable to achieve our goals related to revenue growth.

In order to meet the goals in our strategic plan, we must execute our Market Delivery System ("MDS") and grow our business, both organically and through acquisitions. We may be unable to achieve our goals due to a failure to identify growth opportunities, such as trends and technological changes in our end markets. The enterprise and industrial end markets we serve may not experience the growth we expect. Further, those markets may be unable to sustain growth on a long-term basis, particularly in emerging markets. If we are unable to achieve our goals related to revenue growth, it could have a material adverse effect on our results of operations, financial position, and cash flows.

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

In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Canada, China, India, Mexico, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic, social, and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, pandemics and other health-related crises, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.

Approximately 44% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, the British pound and Indian rupee. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.

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

Fiber optic systems are increasingly substitutable for copper-based cable systems. Customers may shift demand to fiber optic systems with greater capabilities than copper-based cable systems, leading to a reduction in demand for copper-based cable. We may not be able to offset the effects of a reduction in demand for our copper-based cable systems with an increase in demand for our existing fiber optic systems. Further, the supply chain in the fiber market is highly constrained, with a small number of vertically integrated firms controlling critical inputs and the related intellectual property. Similarly, in our non-cable businesses, customers could rapidly shift the methods by which they capture and transmit signals in ways that could lead to decreased demand for our current or future products. These factors, either together or in isolation, may negatively impact revenue and profitability.

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

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

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

We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor, WESCO, accounted for approximately 15% of our revenue in 2022 and our top eight distributors, including WESCO, accounted for a total of 34% of our revenue in 2022. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

Consolidation of our distributors could adversely impact our revenues and earnings. It could also result in consolidation of distributor inventory, which would temporarily depress our revenues. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our distributors and other customers, which could adversely affect our results of operations.

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

General Industry and Economic Risks

The effects of the COVID-19 pandemic continued to materially affect how we and our customers operated our businesses in 2022, and the duration and extent to which this or future epidemics, pandemics or other major disasters will impact our future results of operations and overall financial performance remains uncertain.

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

As a result of increased inflation, costs of raw materials and labor may increase in a way that we are unable to offset in a timely manner through higher prices for finished goods.

Copper is a significant component of the cost of most of our cable products. Over the past few years, and in particular in 2021 and 2022, the prices of metals, particularly copper, have been volatile. Prices of other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. Especially during periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs or increases in the cost of internal or external labor, our earnings and margins could decline. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings could decline. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.

Similarly, if we raise employee wages in a manner sufficient to offset inflation, it may erode our profitability. Conversely, if we fail to raise employee wages in a manner sufficient to offset inflation, associates could leave the Company resulting in capacity constraints which could have a negative effect on revenues and earnings.

Volatility of credit markets and rising interest rates could adversely affect our business.

Uncertainty in U.S. and global financial and equity markets could make it more expensive for us to conduct our operations and more difficult for our customers to buy our products. Additionally, market volatility or uncertainty may cause us to be unable to pursue or complete acquisitions. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. Market conditions including changes in interest rates may prevent us from obtaining financing when we need it or on terms acceptable to us.

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

Legal and Regulatory Risks

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Governmental tax authorities are increasingly scrutinizing the tax positions of companies. The U.S. federal and state governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws, including a corporate minimum tax. Certain changes in tax laws and related regulations may materially impact our financial results. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.

Changes in global tariffs and trade agreements may have a negative impact on global economic conditions, markets and our business.

Like most multinational companies, we have supply chains and sales channels that extend beyond national borders. Purchasing and production decisions in some cases are largely influenced by the trade agreements and the tax and tariff structures in place. Disruption in those structures can create significant market uncertainty. While the impact of Brexit and the U.S. and Chinese tariff actions have not been material to us, unanticipated complications in the free movement of goods in Europe, an escalation of tariff activity anywhere in the world or changes to existing free trade agreements could materially impact our financial results. In addition to the potential direct impacts of free trade restrictions, longer term macroeconomic consequences could result, including slower growth, inflation, higher interest rates and unfavorable impacts to currency exchange rates. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

Increasing expectations with respect to Environmental, Social and Governance (ESG) matters by our various stakeholders could adversely affect our business and operating results.

As a response to growing customer, investor, employee, governmental, and other stakeholder interest in our ESG practices, we have increased reporting of our ESG programs and performance and have established and announced our aspirational goals or targets, including those regarding greenhouse gas emissions and diversity, equity and inclusion. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. Such risks include, among others, the availability and adoption of new or additional technologies that reduce carbon or eliminate energy sources on a commercially reasonable basis, competing and evolving economic, policy and regulatory factors, the availability of qualified candidates in our labor markets and our ability to recruit and retain diverse talent, and customer engagement in our goals. There may be times where actual outcomes vary from those aimed for or expected and sometimes challenges may delay or block progress. As a result, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for ESG matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. A failure or perceived failure to meet our aspirational goals or targets within the timelines we announce, or at all, or a failure or perceived failure to meet evolving stakeholders expectations and standards, could damage our reputation, adversely affect employee retention or engagement or support from our various stakeholders and could subject us to government enforcement actions or penalties and private litigation. Such outcomes could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

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

Under accounting principles generally accepted in the U.S., goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually or more often in certain circumstances if events indicate that the asset values may not be recoverable. Asset impairment charges would reduce our income without any change to our underlying cash flows.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2023 through 2037. The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2022.

	Enterprise Solutions	Industrial Solutions	Both Segments	Total
Belgium	—	1	—	1
Canada	—	1	—	1
China	1	—	1	2
Czech Republic	—	1	—	1
Denmark	2	—	—	2
Germany	1	1	—	2
Hungary	—	—	1	1
India	—	—	1	1
Italy	—	—	1	1
Mexico	—	—	2	2
Netherlands	—	—	1	1
Tunisia	1	—	—	1
United Kingdom	1	—	—	1
United States	4	3	2	9
Total	10	7	9	26

In addition to the manufacturing and other operating facilities summarized above, our business operations also utilize approximately 9 warehouses worldwide. As of December 31, 2022, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 17, 2023, there were 216 record holders of common stock of Belden Inc.
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of our program, we have repurchased 4.5 million shares of our common stock for an aggregate cost of $235.0 million and an average price of $52.75. During 2022, we repurchased 2.6 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $57.95. As of December 31, 2022, we had $65.0 million of authorizations remaining under the program. Set forth below is information regarding our stock repurchases for the three months ended December 31, 2022 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at October 3, 2022				$78,664
October 3, 2022 through November 6, 2022	217	$62.85	217	65,000
November 7, 2022 through December 4, 2022	—	—	—	65,000
December 5, 2022 through December 31, 2022	—	—	—	65,000
Total	217	$62.85	217	$65,000

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2022, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2017, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
DOLLARS
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Belden Inc.
S&P 500 Index
S&P Composite 1500 Industrials Index

(1)The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company Name / Index		2018	2019	2020	2021	2022
Belden Inc.		(45.7)%	32.1%	(23.4)%	57.5%	9.7%
S&P 500 Index		(4.4)%	31.5%	18.4%	28.7%	(18.1)%
S&P 1500 Industrials Index		(13.4)%	29.8%	11.7%	22.2%	(6.4)%

		INDEXED RETURNS
		Years Ended December 31,
Company Name / Index	Base Period 2017	2018	2019	2020	2021	2022
Belden Inc.	$100.00	$54.30	$71.76	$54.97	$86.56	$94.99
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 1500 Industrials Index	100.00	86.82	112.43	125.58	153.43	143.57

Item 6. Selected Financial Data

 Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Belden is a leading global supplier of network infrastructure solutions that makes the digital journey simpler, smarter and secure. We’re moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions. We are aligned with attractive secular growth markets, positioned to provide comprehensive solutions that drive customer outcomes, focused on new product innovation and technology leadership, and committed to sustainable ESG practices.
Our current business goals are to:

•Drive organic revenue growth in excess of GDP;
•Deliver incremental Adjusted EBITDA margins of approximately 30%;
•Generate free cash flows of approximately $1 billion cumulatively from 2022 through 2025;
•Execute a disciplined capital allocation strategy while maintaining net leverage of approximately 1.5x; and
•Drive Adjusted EPS to $8.00 by 2025.
Significant Trends and Events in 2022
The following trends and events during 2022 had varying effects on our financial condition, results of operations, and cash flows.
Pandemic
In 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic. Since the beginning of the pandemic, our foremost focus has been on the health and safety of our employees and customers. In response to the outbreak, to protect the health and safety of our employees, we modified practices at our manufacturing locations and offices to adhere to guidance from the WHO, the U.S. Centers for Disease Control and Prevention and other local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization. In light of variant mutations of the virus, even as vaccinations become more prevalent and more employees return to our offices, many of these safeguards will continue.

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

Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Because all of our senior subordinated notes are denominated in euros, interest expense on the notes is affected by exchange rate movements between the U.S. dollar and the euro.
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
Market Growth and Market Share
The markets in which we operate can generally be characterized as highly competitive and highly fragmented, with many players. Based on available data for our served markets, we estimate that our market share across our segments is significant, ranging from approximately 5% – 15%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage. We monitor available data regarding market growth, including independent market research reports, publicly available indices, and the financial results of our direct and indirect peer companies, in order to estimate the extent to which our served markets grew or contracted during a particular period. We generally expect that our unit sales volume will increase or decrease consistently with the market growth rate. Our strategic goal is to utilize our Market Delivery System to target faster growing geographies, applications, and trends within our end markets, in order to achieve growth that is higher than the general market growth rate. To the extent that we exceed the market growth rates, we consider it to be the result of capturing market share.
Tripwire Divestiture
During 2022, we sold Tripwire for gross cash consideration of $350 million and recognized a loss on disposal of discontinued operations, net of tax of $9.2 million. See Note 5.
Debt Repurchase
During 2022, we repurchased all of the €200.0 million aggregate principal amount of 4.125% senior subordinated notes previously due 2026. We recognized a $6.4 million loss on debt extinguishment for the premiums paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. See Note 16.
Acquisitions
During 2022, we completed three acquisitions. On January 17, 2022, we acquired Macmon for $41.9 million, net of cash acquired. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructure in a variety of mission critical industries. On March 3, 2022, we acquired NetModule for $23.5 million, net of cash acquired. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. On April 15, 2022, we acquired CAI for $19.0 million, net of cash acquired. CAI is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. The three acquisitions were not material to our results of operations. Macmon and NetModule are included in the Industrial Automation Solutions segment, and CAI is included in the Enterprise Solutions segment. All three acquisitions were funded with cash on hand. See Note 4.

Share Repurchase Program
During 2022, we repurchased 2.6 million shares of our common stock under the share repurchase program for an aggregate cost of $150.0 million at an average price per share of $57.95. See Note 22.

Gain on Sale of Asset
During 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Industrial Automation Solutions segment. See Note 11.

Equity Method Investment
During 2022, we invested $20.0 million in Litmus for a noncontrolling ownership interest. Litmus provides critical data connectivity needed to monitor, visualize, analyze, and integrate industrial data. We account for this investment using the equity method of accounting. See Note 2.

Results of Operations
Consolidated Income from Continuing Operations before Taxes

	Years Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
		(In thousands, except percentages)
Revenues	$2,606,485	$2,301,260	$1,752,192	13.3%	31.3%
Gross profit	916,289	771,843	575,622	18.7%	34.1%
Selling, general and administrative expenses	448,636	378,027	323,447	18.7%	16.9%
Research and development expenses	104,350	90,227	73,020	15.7%	23.6%
Amortization of intangibles	37,860	30,630	29,041	23.6%	5.5%
Asset impairments	—	9,283	—	100.0%	n/a
Gain on sale of asset	37,891	—	—	n/a	n/a
Operating income	363,334	263,676	150,114	37.8%	75.7%
Interest expense, net	43,554	62,693	58,903	(30.5)%	6.4%
Non-operating pension benefit (cost)	4,005	4,476	(395)	10.5%	(1,233.2)%
Gain on sale of note receivable	—	27,036	—	100.0%	n/a
Loss on debt extinguishment	6,392	5,715	—	(11.8)%	n/a
Income from continuing operations before taxes	317,393	226,780	90,816	40.0%	149.7%

2022 Compared to 2021
Revenues increased $305.2 million from 2021 to 2022 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $365.0 million increase in revenues.
•Acquisitions, net of disposals contributed an estimated $19.3 million in revenues.
•Currency translation had a $65.3 million unfavorable impact on revenues.
•Copper prices had a $13.8 million unfavorable impact on revenues.

Gross profit increased $144.4 million from 2021 to 2022 due to the increases in revenues discussed above. Accordingly, gross profit margins expanded nearly 200 basis points year over year.
Selling, general and administrative expenses increased $70.6 million from 2021 to 2022. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities, expenses from our acquired businesses and costs associated with lease guarantees as discussed in Note 12.

Research and development expenses increased $14.1 million from 2021 to 2022 primarily due to increased investments as we further strengthen our product offering and continue our commitment to growth initiatives.

Amortization of intangibles increased $7.2 million from 2021 to 2022 primarily due to acquisitions. See Note 4.
Asset impairments decreased $9.3 million from 2021 to 2022 as a result of the following impairment charges during 2021: $3.6 million to write down certain held and used long-lived assets in our Industrial Automation Solutions segment to fair value, $3.4 million for our former oil and gas business in Brazil sold during 2021, and a $2.3 million charge to write down certain real estate in Germany to its fair value and sold as part of a sale and leaseback transaction during 2021. See Notes 5, 11 and 12.
Gain on sale of asset increased $37.9 million from 2021 to 2022. During 2022, we sold certain real estate in the United States and recognized a $37.9 million pre-tax gain on sale. See Note 11.
Operating income increased $99.7 million from 2021 to 2022 primarily as a result of the increase in gross profit, the gain on sale of asset in 2022, and lack of asset impairment charges as compared to 2021, partially offset by the increase in selling, general and administrative expenses; research and development expenses; and amortization of intangibles expense discussed above.

Net interest expense decreased $19.1 million from 2021 to 2022 primarily due to the repurchase of senior subordinated notes previously due 2026 and currency translation. See Note 16.
Gain on sale of note receivable decreased $27.0 million from 2021 to 2022 as a result of the sale of the Seller’s Note in 2021 related to the 2020 divestiture of Grass Valley. See Note 5.
Loss on debt extinguishment increased $0.7 million from 2021 to 2022. The loss on debt extinguishment in 2022 represents the premium paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. The loss on debt extinguishment in 2021 represents the premium paid to the bond holders to retire the 2025 Notes and for the unamortized debt issuance costs on the 2025 Notes that we were required to write-off. See Note 16.
Income from continuing operations before taxes increased $90.6 million from 2021 to 2022 primarily due to the increase in operating income discussed above.
2021 Compared to 2020
Revenues increased $549.1 million from 2020 to 2021 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $376.8 million increase in revenues.
•Copper prices had a $117.2 million favorable impact on revenues.
•Currency translation had a $26.7 million favorable impact on revenues.
•Acquisitions contributed an estimated $37.7 million in revenues.
•Divestitures had a $9.3 million unfavorable impact on revenues.

Gross profit increased $196.2 million from 2020 to 2021 due to the increases in revenues discussed above while gross profit margins expanded 70 basis points. Excluding the impact of higher copper pass through pricing and changes in foreign currency rates, gross profit margins increased more than 200 basis points.
Selling, general and administrative expenses increased $54.6 million from 2020 to 2021. Strategic investments to enhance our solution selling capabilities (e.g., customer innovation centers), higher incentive compensation, and acquisitions contributed to the increase in selling, general and administrative expenses.

Research and development expenses increased $17.2 million from 2020 to 2021 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.

Amortization of intangibles increased $1.6 million from 2020 to 2021 primarily due to currency translation.
Asset impairments increased $9.3 million from 2020 to 2021 as a result of impairment charges of $3.6 million to write down certain held and used long-lived assets in our Industrial Automation Solutions segment to fair value, impairment charges of $3.4 million for our former oil and gas business in Brazil sold during 2021, and impairment charges of $2.3 million to write down certain real estate in Neckartenzlingen, Germany sold as part of a sale and leaseback transaction during 2021 to its fair value. See Notes 5, 11 and 12.
Operating income increase $113.6 million from 2020 to 2021 primarily due to the increase in gross profit discussed above, partially offset by the increase in selling, general and administrative expenses; research and development expenses; amortization of intangibles expense; and asset impairments.

Net interest expense increased $3.8 million from 2020 to 2021 primarily due to currency translation.
Gain on sale of note receivable increased $27.0 million from 2020 to 2021 as a result of the sale of the Seller’s Note in 2021 related to the 2020 divestiture of Grass Valley. See Note 5.
Loss on debt extinguishment increased $5.7 million from 2020 to 2021 due to the debt refinancing that took place during 2021. The $5.7 million loss on debt extinguishment represents the premium paid to the bond holders to retire the 2025 Notes and for the unamortized debt issuance costs on the 2025 Notes that we were required to write-off. See Note 16.

Income from continuing operations before taxes increased $136.0 million from 2020 to 2021 primarily due to the increase in operating income discussed above.

Income Taxes

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands, except percentages)
Income from continuing operations before taxes	$317,393	$226,780	$90,816	40.0%	149.7%
Income tax expense	(49,645)	(27,939)	(20,098)	77.7%	39.0%
Effective tax rate	15.6%	12.3%	22.1%

2022
We recognized income tax expense of $49.6 million in 2022, representing an effective tax rate of 15.6%. The effective tax rate was primarily impacted by foreign tax rate differences, and domestic permanent differences and tax credits primarily associated with our foreign income inclusions. See Note 18.

2021
We recognized income tax expense of $27.9 million in 2021, representing an effective tax rate of 12.3%. The effective tax rate was primarily impacted by a change in the deferred tax asset valuation allowance due to the release of a valuation allowance against the foreign tax credits in the U.S. and a pension deferred tax asset in a foreign jurisdiction.

2020
We recognized income tax expense of $20.1 million in 2020, representing an effective tax rate of 22.1%. The effective tax rate was impacted by foreign tax rate differences, and domestic permanent differences and tax credits primarily associated with our foreign income inclusions.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
Consolidated Adjusted EBITDA

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except percentages)
GAAP and Adjusted Revenues	$2,606,485	$2,301,260	$1,752,192

GAAP income from continuing operations	$267,748	$198,841	$70,718
Income tax expense	49,645	27,939	20,098
Depreciation expense	46,669	43,073	39,413
Interest expense, net	43,554	62,693	58,903
Amortization of intangibles	37,860	30,630	29,041
Loss on debt extinguishment	6,392	5,715	—
Severance, restructuring, and acquisition integration costs (1)	16,685	23,867	11,555
Adjustments related to acquisitions and divestitures (2)	7,833	(5,035)	125
Amortization of software development intangible assets	3,875	1,579	872
Non-operating pension settlement loss	1,189	—	3,153
Asset impairments(3)	—	9,283	—
Gain on sale of asset(4)	(37,891)	—	—
Gain on note receivable(5)	—	(27,036)	—
Adjusted EBITDA	$443,559	$371,549	$233,878

GAAP income from continuing operations margin	10.3%	8.6%	4.0%
Adjusted EBITDA margin	17.0%	16.1%	13.3%

(1)See Note 15, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2)In 2022, we incurred $10.1 million for lease guarantees associated with the Grass Valley disposal (see Note 12), $2.2 million related to fair value adjustments of acquired inventory and investments, and gains of $4.5 million on collections from previously written off receivables associated with the sale of Grass Valley. In 2021, we collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.3 million related to adjustments of acquired inventory to fair value, and recognized a $0.6 million loss on the sale of tangible assets. In 2020, we recognized $0.1 million of cost of sales related to adjustments of acquired inventory to fair value.
(3)In 2021, we recognized a $3.6 million impairment on assets held and used and a $5.7 million impairment on assets held for sale. See Note 11, Property, Plant, and Equipment, for details.
(4)In 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. See Note 11, Property, Plant, and Equipment, for details.
(5)In 2021, we sold the seller's note associated with the Grass Valley disposal to a third party for $62.0 million and recognized a gain on sale of $27.0 million. See Note 5, Disposals.
Use of Non-GAAP Financial Information
Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; fair value adjustments and transaction costs related to acquisitions; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; gains (losses) on debt extinguishment; certain revenues and gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.
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

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands, except percentages)
GAAP and Adjusted Revenues	$2,606,485	$2,301,260	$1,752,192	13.3%	31.3%
Adjusted EBITDA	443,559	371,549	233,878	19.4%	58.9%
as a percent of adjusted revenues	17.0%	16.1%	13.3%

2022 Compared to 2021
Revenues increased $305.2 million from 2021 to 2022 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband & 5G products resulted in a $365.0 million increase in revenues.
•Acquisitions, net of disposals contributed an estimated $19.3 million in revenues.
•Currency translation had a $65.3 million unfavorable impact on revenues.
•Copper prices had a $13.8 million unfavorable impact on revenues.

Adjusted EBITDA increased $72.0 million in 2022 from 2021 primarily due to the leverage on higher sales volume, as discussed above. Accordingly, adjusted EBITDA margins expanded to 17.0% from 16.1% in the year ago period.

2021 Compared to 2020
Revenues increased $549.1 million from 2020 to 2021 due to the following factors:
•Higher sales volume from industrial automation, smart buildings, and broadband & 5G products resulted in a $376.8 million increase in revenues.
•Copper prices had a $117.2 million favorable impact on revenues.
•Currency translation had a $26.7 million favorable impact on revenues.
•Acquisitions contributed an estimated $37.7 million in revenues.
•Divestitures had a $9.3 million unfavorable impact on revenues.

Adjusted EBITDA increased $137.7 million in 2021 from 2020 primarily due to the leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins expanded to 16.1% from 13.3% in the year ago period.

Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Consolidated Financial Statements.
Enterprise Solutions

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands, except percentages)
Segment Revenues	$1,198,478	$1,074,426	$872,417	11.5%	23.2%
Segment EBITDA	161,517	144,509	99,333	11.8%	45.5%
as a percent of segment revenues	13.5%	13.4%	11.4%

2022 Compared to 2021
Enterprise revenues increased $124.1 million in 2022 as compared to 2021. The increase in revenues was primarily due to increases in volume and favorable pricing of $135.0 million and acquisitions of $5.4 million, partially offset by unfavorable currency translation and lower copper pass-through pricing of $13.3 million and $3.0 million, respectively.
Enterprise EBITDA increased $17.0 million in 2022 as compared to 2021 primarily due to the increase in revenues discussed above. Accordingly, Adjusted EBITDA margins expanded to 13.5% from 13.4% in the year ago period.
2021 Compared to 2020
Enterprise revenues increased $202.0 million in 2021 as compared to 2020. Increases in volume, higher copper prices, and favorable currency translation contributed $143.6 million, $50.4 million, and $8.0 million, respectively, to the increase in revenues year over year.
Enterprise EBITDA increased $45.2 million in 2021 as compared to 2020 primarily due to the leverage on higher sales volume, as discussed above. Accordingly, Adjusted EBITDA margins expanded to 13.4% from 11.4% in the year ago period.
Industrial Automation Solutions

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands, except percentages)
Segment Revenues	$1,408,007	$1,226,834	$879,775	14.8%	39.4%
Segment EBITDA	277,079	222,684	132,302	24.4%	68.3%
as a percent of segment revenues	19.7%	18.2%	15.0%

2022 Compared to 2021
Industrial Automation revenues increased $181.2 million in 2022 as compared to 2021 primarily due to increases in volume and favorable pricing of $230.1 million and acquisitions, net of disposals of $13.9 million, partially offset by unfavorable currency translation and lower copper pass-through pricing of $52.0 million and $10.8 million, respectively.

Industrial Automation EBITDA increased $54.4 million in 2022 as compared to 2021 primarily as a result of the increase in revenues discussed above. Accordingly, Adjusted EBITDA margins expanded to 19.7% from 18.2% in the year ago period.
2021 Compared to 2020
Industrial Automation revenues increased $347.1 million in 2021 as compared to 2020 primarily due to increases in volume; higher copper prices; acquisitions, net of disposals; and favorable currency translation of $233.2 million, $66.8 million, $28.4 million, and $18.7 million, respectively.
Industrial Automation EBITDA increased $90.4 million in 2021 as compared to 2020 primarily as a result of the increase in revenues discussed above. Accordingly, Adjusted EBITDA margins expanded to 18.2% from 15.0% in the year ago period.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2023 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements and includes the results and cash flow activity of discontinued operations up to the February 22, 2022 disposal date consistent with the Consolidated Cash Flow Statements:

	Years Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by (used for):
Operating activities	$281,296	$272,055
Investing activities	168,411	(92,003)
Financing activities	(393,214)	(32,926)
Effects of currency exchange rate changes on cash and cash equivalents	(12,574)	(5,363)
Increase in cash and cash equivalents	43,919	141,763
Cash and cash equivalents, beginning of year	643,757	501,994
Cash and cash equivalents, end of year	$687,676	$643,757

Net cash provided by operating activities totaled $281.3 million for 2022 compared to $272.1 million for 2021. The increase is primarily due to higher net income and favorable changes in inventory. Inventory was a source of cash of $5.6 million compared to a use of cash of $93.0 million in the prior year. The use of cash for inventory in the prior year was due to investments in inventory to satisfy the increasing demand.
Net cash provided by investing activities totaled $168.4 million for 2022 compared to a use of cash of $92.0 million for 2021. Investing activities for 2022 included proceeds of $334.6 million and $43.5 million from the sale of the Tripwire disposal group and tangible property, respectively, as well as $105.1 million for capital expenditures and $104.6 million for the investment in Litmus and acquisitions of Macmon, NetModule and CAI. Investing activities for 2021 included capital expenditures of $91.0 million, payments primarily for the acquisition of OTN Systems of $73.3 million, purchases of intangible assets of $3.6 million, cash receipts for the carrying value of the seller's note and sale of the oil and gas cable business in Brazil of $45.7 million, and cash receipts for the sale of real estate in Germany of $30.2 million.

Net cash flows used for financing activities totaled $393.2 million for 2022 compared to $32.9 million for 2021. Financing activities for 2022 included repayments of debt obligations of $230.6 million, payments under our share repurchase program of $150.0 million, cash dividend payments of $8.9 million, net payments related to share based compensation activities of $7.2 million, financing lease payments of $0.2 million, and proceeds from the issuance of common stock of $3.7 million. Financing activities for 2021 included repayments of debt obligations of $360.3 million, cash dividend payments of $9.0 million, debt issuance costs of $8.2 million, net payments related to share based compensation activities of $5.6 million, financing lease payments of $3.1 million, payments to noncontrolling interests of $2.7 million, and borrowings under credit arrangements of $356.0 million. During 2021, we completed an offering for €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031, repurchased the €300.0 million 2025 Notes, and refinanced the Revolver - see Note 16.
Our cash and cash equivalents balance was $687.7 million as of December 31, 2022. Of this amount, $198.9 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 18, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2022 consisted of $1.2 billion of senior subordinated notes. As of December 31, 2022, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $291.1 million. Additional discussion regarding our various borrowing arrangements is included in Note 16 to the Consolidated Financial Statements.
At December 31, 2022, the following contractual obligations and commercial commitments were outstanding:
a.Principal payments on long-term debt of $1.2 billion, none of which is due in 2023 (see Note 16). Depending on the conditions in the credit markets, we may refinance this debt, or we may use cash from operations, including temporarily accessing our Revolving Credit Agreement, to repay this debt.
b.Interest payments on long-term debt of $309.1 million, of which $44.2 million is due in 2023.
c.Operating lease obligations of $77.2 million, of which $15.5 million is due in 2023 (see Note 12).
d.Pension and other postemployment obligations of $84.3 million, of which $9.6 million is due in 2023 (see Note 19).
e.Obligations to purchase goods or services that are enforceable and legally binding of $26.7 million. All of these obligations are due in 2023.
f.Standby financial letters of credit, bank guarantees, and surety bonds totaling $17.3 million, of which $15.3 million are scheduled to expire or mature in 2023. These commitments are generally issued to secure obligations we have for a variety of commercial reasons such as workers compensation self-insurance programs in several states and the importation and exportation of product. We expect to replace most of these when they expire or mature.
g.Obligations for uncertain tax positions of $6.2 million, none of which is due in 2023 (see Note 18).
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
We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2022 would have affected net income by approximately $2.0 million in 2022.
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

On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. We are evaluating the effect that the Act will have on our consolidated financial statements and related disclosures. None of the tax provisions of the Act are expected to have a material impact to our consolidated financial statements and related disclosures.

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
We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Automation Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified three reporting units within Enterprise Solutions and three reporting units within Industrial Automation Solutions for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2022, we performed a qualitative assessment over five of our reporting units.

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
For our annual impairment test in 2022, we performed a quantitative assessment over one of our reporting units. The excess of the fair value over the carrying value under the income approach was 48%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessment, the discount rate was 13.1%, the 2023 to 2032 compounded annual revenue growth rate was 4.9%, and the revenue growth rate beyond 2032 was 2.5%. By their nature, these assumptions involve risks and uncertainties. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize impairment charges that could be material.
We also test our indefinite-lived intangible asset, a trademark, for impairment on an annual basis during the fourth quarter. The accounting guidance allows for the performance of an optional qualitative assessment, similar to that described above for goodwill, but we did not perform a qualitative assessment as part of our indefinite-lived intangible asset impairment testing for 2022. Rather, we performed a quantitative assessment for our indefinite-lived trademark in 2022. Under the quantitative assessment, we determined the fair value of the trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that our trademark was not impaired during 2022. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
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
As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in a decrease in the 2022 net periodic benefit cost of less than $0.1 million and an increase in the projected benefit obligations of approximately $17.8 million as of December 31, 2022. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2022 net periodic benefit cost of approximately $1.8 million.
Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in an increase in the 2022 net periodic benefit cost of approximately $0.6 million and a decrease in the projected benefit obligation of approximately $16.3 million as of December 31, 2022. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2022 net periodic benefit cost of approximately $1.8 million.

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
Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2022 and 2021, we recorded approximately $2.8 million and $1.7 million, respectively, of net foreign currency transaction losses.
Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2022. Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Swiss franc.

Commodity Price Risk
Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2022 or 2021. The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2022. The unconditional purchase obligations will settle during 2023.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	4,177
Weighted average price per pound	$3.73
Commitment amounts	$15,564	$15,894
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
Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2022 or 2021. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The following table presents principal amounts by expected maturity date and fair value as of December 31, 2022.

	Principal Amount by Expected Maturity			Fair Value
	2023	Thereafter	Total
	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$480,330	$480,330	$438,301
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$373,590	$373,590	$341,368
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	320,220	$320,220	$266,583
Average interest rate		3.375%
Total			$1,174,140	$1,046,252

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2022, we had $28.8 million in accounts receivable outstanding from our largest customer. This represented approximately 7% of our total accounts receivable outstanding at December 31, 2022. Outstanding receivables are generally paid within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - estimating variable consideration
Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company enters into sales contracts that provide certain customers with special price reductions and product return rights, resulting in variable consideration. At the time of sale, the Company establishes a reserve for the estimate of adjustments to variable consideration and recognizes the reserve by reducing revenues. Estimates are based on a percentage of revenues and the average time period between the original sale and the issuance of the adjustments. As of December 31, 2022, the Company recorded a reserve for estimated price adjustments of $24.3 million, which was recognized as a reduction of revenues and accounts receivable, and a reserve of $11.7 million for estimated returns, which was recognized as a reduction of revenues and included in accrued liabilities.

Auditing the Company's measurement of variable consideration for estimated pricing adjustments and returns involved especially challenging judgment because the estimates involved subjective management assumptions, including historical adjustments as a percentage of revenues and the estimated period of time between the original sale and the issuance of the adjustment. The estimates developed by the Company are also dependent on historical experience, anticipated sales demand, and trends in product pricing.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to calculate the variable consideration, including the process to determine and evaluate the underlying assumptions about estimates of variable consideration related to expected pricing adjustments and returns.

We performed audit procedures related to the Company’s estimates of variable consideration including, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in the Company's calculation. This included testing the Company's estimate of historical adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the adjustment. In addition, we inspected the results of the Company's retrospective review of adjustments reserved compared to actual adjustments issued, evaluated the estimates made based on historical experience and performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Company's significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
St. Louis, Missouri
February 24, 2023

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$687,676	$641,563
Receivables, net	440,102	383,444
Inventories, net	341,563	345,203
Other current assets	66,866	58,283
Assets of discontinued operations	—	449,152
Total current assets	1,536,207	1,877,645
Property, plant and equipment, less accumulated depreciation	381,864	343,564
Operating lease right-of-use assets	73,376	75,571
Goodwill	862,253	821,448
Intangible assets, less accumulated amortization	246,830	238,155
Deferred income taxes	14,642	31,736
Other long-lived assets	46,503	29,558
	$3,161,675	$3,417,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$350,058	$377,765
Accrued liabilities	289,861	278,108
Liabilities of discontinued operations	—	96,993
Total current liabilities	639,919	752,866
Long-term debt	1,161,176	1,459,991
Postretirement benefits	67,828	120,997
Deferred income taxes	58,582	51,113
Long-term operating lease liabilities	59,250	61,967
Other long-term liabilities	30,970	14,661
Stockholders’ equity:
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 42,833 and 44,975 shares outstanding at 2022 and 2021, respectively	503	503
Additional paid-in capital	825,669	833,627
Retained earnings	751,522	505,717
Accumulated other comprehensive loss	(5,871)	(70,566)
Treasury stock, at cost— 7,502 and 5,360 shares at 2022 and 2021, respectively	(428,812)	(313,994)
Total Belden stockholders’ equity	1,143,011	955,287
Noncontrolling interest	939	795
Total stockholders’ equity	1,143,950	956,082
	$3,161,675	$3,417,677

The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Revenues	$2,606,485	$2,301,260	$1,752,192
Cost of sales	(1,690,196)	(1,529,417)	(1,176,570)
Gross profit	916,289	771,843	575,622
Selling, general and administrative expenses	(448,636)	(378,027)	(323,447)
Research and development expenses	(104,350)	(90,227)	(73,020)
Amortization of intangibles	(37,860)	(30,630)	(29,041)
Asset impairments	—	(9,283)	—
Gain on sale of asset	37,891	—	—
Operating income	363,334	263,676	150,114
Interest expense, net	(43,554)	(62,693)	(58,903)
Loss on debt extinguishment	(6,392)	(5,715)	—
Non-operating pension benefit (cost)	4,005	4,476	(395)
Gain on sale of note receivable	—	27,036	—
Income from continuing operations before taxes	317,393	226,780	90,816
Income tax expense	(49,645)	(27,939)	(20,098)
Income from continuing operations	267,748	198,841	70,718
Loss from discontinued operations, net of tax	(3,685)	(136,384)	(115,828)
Gain (loss) from disposal of discontinued operations, net of tax	(9,241)	1,860	(9,948)
Net income (loss)	254,822	64,317	(55,058)
Less: Net income attributable to noncontrolling interest	159	392	104
Net income (loss) attributable to Belden common stockholders	$254,663	$63,925	$(55,162)

Weighted average number of common shares and equivalents:
Basic	43,845	44,802	44,778
Diluted	44,537	45,361	44,937

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations	$6.10	$4.43	$1.58
Discontinued operations	(0.08)	(3.04)	(2.59)
Disposal of discontinued operations	(0.21)	0.04	(0.22)
Net income (loss)	$5.81	$1.43	$(1.23)

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations	$6.01	$4.37	$1.57
Discontinued operations	(0.08)	(3.04)	(2.59)
Disposal of discontinued operations	(0.21)	0.04	(0.22)
Net income (loss)	$5.72	$1.41	$(1.23)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss)	$254,822	$64,317	$(55,058)
Foreign currency translation, net of tax	39,509	88,290	(112,562)
Adjustments to pension and postretirement liability, net of tax	25,171	31,572	(15,477)
Other comprehensive income (loss), net of tax	64,680	119,862	(128,039)
Comprehensive income (loss)	319,502	184,179	(183,097)
Less: Comprehensive income (loss) attributable to noncontrolling interest	144	(1,031)	498
Comprehensive income (loss) attributable to Belden	$319,358	$185,210	$(183,595)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$254,822	$64,317	$(55,058)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,738	87,988	108,687
Share-based compensation	23,676	24,871	20,030
Loss on debt extinguishment	6,392	5,715	—
Asset impairments	—	140,461	113,007
Deferred income tax expense (benefit)	(627)	3,575	(19,410)
Gain on sale of asset	(37,891)	—	—
Changes in operating assets and liabilities, net of the effects of exchange rate changes, acquired businesses, and disposals:
Receivables	(33,605)	(119,012)	70,707
Inventories	5,558	(92,984)	(8,507)
Accounts payable	(20,595)	135,666	(43,567)
Accrued liabilities	(5,416)	61,241	7,374
Income taxes	2,335	(6,448)	(22,823)
Other assets	2,881	(12,693)	2,018
Other liabilities	(4,972)	(20,642)	906
Net cash provided by operating activities	281,296	272,055	173,364
Cash flows from investing activities:
Proceeds from disposal of businesses, net of cash sold	334,574	45,735	54,821
Proceeds from disposal of tangible assets	43,534	30,234	3,161
Purchase of intangible assets	—	(3,650)	—
Cash from (used for) acquisitions and investments, net of cash acquired	(104,603)	(73,340)	590
Capital expenditures	(105,094)	(90,982)	(90,215)
Net cash provided by (used for) investing activities	168,411	(92,003)	(31,643)
Cash flows from financing activities:
Payments under borrowing arrangements	(230,639)	(360,304)	(190,000)
Payments under share repurchase program	(150,000)	—	(35,000)
Cash dividends paid	(8,949)	(9,056)	(9,029)
Withholding tax payments for share-based payment awards	(7,186)	(5,570)	(1,388)
Payments under financing lease obligations	(157)	(3,151)	(194)
Payment of earnout consideration	—	—	(29,300)
Debt issuance costs paid	—	(8,173)	—
Payments to noncontrolling interest holders	—	(2,682)	—
Proceeds from issuance of common stock	3,717	—	—
Borrowings under credit arrangements	—	356,010	190,000
Net cash used for financing activities	(393,214)	(32,926)	(74,911)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12,574)	(5,363)	9,299
Increase in cash and cash equivalents	43,919	141,763	76,109
Cash and cash equivalents, beginning of year	643,757	501,994	425,885
Cash and cash equivalents, end of year	$687,676	$643,757	$501,994
The Consolidated Cash Flow Statement includes the results of our discontinued operations up to their disposal date - February 22, 2022 and July 2, 2020 for Tripwire and Grass Valley, respectively. The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2019	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	(2,916)	—	—	—	—	(2,916)
Net income (loss)	—	—	—	(55,162)	—	—	—	104	(55,058)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(128,433)	394	(128,039)
Retirement Savings Plan stock contributions	—	—	(1,622)	—	76	4,276	—	—	2,654
Exercise of stock options, net of tax withholding forfeitures	—	—	(791)	—	7	610	—	—	(181)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(5,967)	—	78	4,759	—	—	(1,208)
Share repurchase program	—	—	—	—	(976)	(35,000)	—	—	(35,000)
Share-based compensation	—	—	20,030	—	—	—	—	—	20,030
Common stock dividends ($0.20 per share)	—	—	—	(9,050)	—	—	—	—	(9,050)
Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	63,925	—	—	—	392	64,317
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	121,285	(1,423)	119,862
Acquisition of noncontrolling interests	—	—	2,391	—	—	—	—	(4,644)	(2,253)
Retirement Savings Plan stock contributions	—	—	(652)	—	134	7,540	—	—	6,888
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,615)	—	20	1,128	—	—	(487)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(14,973)	—	178	9,890	—	—	(5,083)
Share-based compensation	—	—	24,871	—	—	—	—	—	24,871
Common stock dividends ($0.20 per share)	—	—	—	(9,084)	—	—	—	—	(9,084)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	254,663	—	—	—	159	254,822
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	64,695	(15)	64,680
Common stock issuance	—	—	(2,775)	—	82	6,492	—	—	3,717
Retirement Savings Plan stock contributions	—	—	(1,551)	—	116	8,568	—	—	7,017
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,875)	—	40	3,269	—	—	(1,606)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(22,433)	—	208	16,853	—	—	(5,580)
Share repurchase program	—	—	—	—	(2,588)	(150,000)	—	—	(150,000)
Share-based compensation	—	—	23,676	—	—	—	—	—	23,676
Common stock dividends ($0.20 per share)	—	—	—	(8,858)	—	—	—	—	(8,858)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1: Basis of Presentation
Business Description
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure solutions built around two global businesses – Enterprise Solutions and Industrial Automation Solutions. We’re moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions. We are aligned with attractive secular growth markets, positioned to provide comprehensive solutions that drive customer outcomes, focused on new product innovation and technology leadership, and committed to sustainable ESG practices.
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
During 2022, 2021, and 2020 we utilized Level 1 inputs to determine the fair value of cash equivalents and Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4) and for impairment testing (see Note 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2022.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2022 and 2021, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable and Revenue Reserves
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable, such as price reductions, at December 31, 2022 and 2021 totaled $24.3 million and $23.4 million, respectively. Unprocessed Changes recognized as accrued liabilities, such as product returns, at December 31, 2022 and 2021 totaled $11.7 million and $12.5 million, respectively.
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. As of December 31, 2022 and 2021, the allowance for doubtful accounts totaled $8.0 million and $4.9 million, respectively. We also recognized bad debt expense, net of recoveries, in selling, general and administrative expenses of $6.5 million, $0.4 million, and $2.3 million in 2022, 2021, and 2020, respectively.

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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2022 and 2021 totaled $45.9 million and $45.7 million, respectively.
Property, Plant and Equipment
We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment, and 5 to 10 years for computer equipment and software. Construction in process reflects amounts incurred for property, plant and equipment not yet placed into service. We charge maintenance and repairs—both planned major activities and less-costly, ongoing activities—to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives. Depreciation expense is included in costs of sales; selling, general and administrative expenses; and research and development expenses in the Consolidated Statements of Operations based on the specific categorization and use of the underlying assets being depreciated.
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

Goodwill and Intangible Assets
Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, in-service research and development, certain trademarks, backlog, and capitalized software intangible assets, and (b) indefinite-lived assets not subject to amortization such as goodwill and certain trademarks. We record amortization of the definite-lived intangible assets over the estimated useful lives of the related assets, which generally range from one year or less for backlog to more than 20 years for certain of our customer relationships. We determine the amortization method for our definite-lived intangible assets based on the pattern in which the economic benefits of the intangible asset are consumed. In the event we cannot reliably determine that pattern, we utilize a straight-line amortization method.
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
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2022, we performed a qualitative assessment over five of our reporting units.

For our annual impairment test in 2022, we performed a quantitative assessment for one of our reporting units. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs). Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. Based on our annual goodwill impairment test, the excess fair value over the carrying value for the reporting unit tested under the quantitative income approach was 48%. Using both an income approach and market approach, we determined that there was no impairment during 2022. During 2021 and 2020, we did not recognize any goodwill impairment from continuing operations other than a $1.7 million impairment in 2021 in connection with the sale of our oil and gas business in Brazil. See Notes 5 and 13 for further discussion.
We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets from continuing operations in 2022, 2021, or 2020. See Note 13 for further discussion.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets from continuing operations in 2022, 2021, or 2020 other than a $1.0 million impairment in 2021 in connection with the sale of our oil and gas business in Brazil. See Note 5. Discontinued operations includes an impairment charge in 2021 of $131.2 million related to the Tripwire divestiture and an impairment charge in 2020 of $113.0 million related to the Grass Valley divestiture. See Notes 5 and 13.

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

Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2022 and 2021 totaled $55.6 million and $55.5 million, respectively.

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
Equity Method Investment
During 2022, we invested $20.0 million in Litmus for a noncontrolling ownership interest. Litmus provides the critical data connectivity needed to monitor, visualize, analyze, and integrate industrial data. We account for this investment using the equity method of accounting. The carrying value of our investment is included in Other Long-Lived Assets in the Consolidated Balance Sheets. The results of our investment in Litmus were not material to our consolidated financial statements for the year ended December 31, 2022.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $13.7 million, $10.3 million, and $9.9 million for 2022, 2021, and 2020, respectively.
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

Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. At December 31, 2022, the valuation allowance of $142.3 million was primarily related to net operating losses and capital losses that we do not currently expect to realize.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. We are evaluating the effect that the Act will have on our consolidated financial statements and related disclosures. None of the tax provisions of the Act are expected to have a material impact to our consolidated financial statements and related disclosures.

Current-Year Adoption of Accounting Pronouncements
None of the accounting pronouncements that became effective during 2022 had a material impact to our consolidated financial statements or disclosures.
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

	Broadband and 5G	Industrial Automation	Smart Buildings	Total Revenues

Year Ended December 31, 2022
Enterprise Solutions	$571,426	$—	$627,052	$1,198,478
Industrial Automation Solutions	—	1,408,007	—	1,408,007
Total	$571,426	$1,408,007	$627,052	$2,606,485

Year Ended December 31, 2021
Enterprise Solutions	$488,453	$—	$585,973	$1,074,426
Industrial Automation Solutions	—	1,226,834	—	1,226,834
Total	$488,453	$1,226,834	$585,973	$2,301,260

Year Ended December 31, 2020
Enterprise Solutions	$432,262	$—	$440,155	$872,417
Industrial Automation Solutions	—	879,775	—	879,775
Total	$432,262	$879,775	$440,155	$1,752,192
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product (in thousands).

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2022
Enterprise Solutions	$915,491	$149,327	$133,660	$1,198,478
Industrial Automation Solutions	816,508	372,473	219,026	1,408,007
Total	$1,731,999	$521,800	$352,686	$2,606,485

Year Ended December 31, 2021
Enterprise Solutions	$785,253	$150,790	$138,383	$1,074,426
Industrial Automation Solutions	703,790	323,915	199,129	1,226,834
Total	$1,489,043	$474,705	$337,512	$2,301,260

Year Ended December 31, 2020
Enterprise Solutions	$636,492	$130,982	$104,943	$872,417
Industrial Automation Solutions	494,743	238,300	146,732	879,775
Total	$1,131,235	$369,282	$251,675	$1,752,192

We generate revenues primarily by selling products that provide secure and reliable transmission of data, sound, and video for mission critical applications. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine standalone selling price using the prices charged to customers on a standalone basis. Typically, payments are due after control transfers.

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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2022.

The following table presents estimated and accrued variable consideration:

	December 31, 2022	December 31, 2021

	(in thousands)
Accrued rebates included in accrued liabilities	$55,559	$55,520
Accrued returns included in accrued liabilities	11,700	12,500
Price adjustment recognized against gross accounts receivable	24,304	23,366

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we must satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of December 31, 2022, total deferred revenue was $33.2 million, and of this amount, $26.2 million is expected to be recognized within the next twelve months, and the remaining $7.0 million is long-term and will be recognized over a period greater than twelve months.

The following table presents deferred revenue activity (in thousands):

Balance at December 31, 2020	$11,130
New deferrals	12,065
Acquisitions	7,172
Revenue recognized	(10,977)
Balance at December 31, 2021	$19,390
New deferrals	30,472
Acquisitions	6,567
Revenue recognized	(23,186)
Balance at December 31, 2022	$33,243

Service-type warranties represent $8.9 million of the deferred revenue balance at December 31, 2022, and of this amount $4.2 million is expected to be recognized in the next twelve months, and the remaining $4.7 million is long-term and will be recognized over a period greater than twelve months.

At December 31, 2022, we did not have any material contract assets recorded in the consolidated balance sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions were not material for the years ended December 31, 2022, 2021, and 2020. We recognized $24.1 million, $20.6 million, and $16.0 million of sales commissions expense in selling, general, and administrative expenses during the years ended December 31, 2022, 2021 and 2020, respectively.

Note 4: Acquisitions
During 2022, we completed three acquisitions. On January 17, 2022, we acquired Macmon for $41.9 million, net of cash acquired. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructure in a variety of mission critical industries. On March 3, 2022, we acquired NetModule for $23.5 million, net of cash acquired. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. On April 15, 2022, we acquired CAI for $19.0 million, net of cash acquired. CAI is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. The three acquisitions were not material to our consolidated results of operations. Macmon and NetModule are included in the Industrial Automation Solutions segment, and CAI is included in the Enterprise Solutions segment. All three acquisitions were funded with cash on hand. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for all three acquisitions in total as of their respective acquisition dates (in thousands):

Receivables	$6,537
Inventory	8,278
Other current assets	345
Property, plant and equipment	2,342
Intangible assets	44,759
Goodwill	50,596
Operating lease right-of-use assets	6,167
Total assets acquired	$119,024

Accounts payable	$2,497
Accrued liabilities	6,888
Long-term debt	2,440
Deferred income taxes	11,460
Long-term operating lease liabilities	2,926
Other long-term liabilities	8,421
Total liabilities assumed	$34,632

Net assets	$84,392
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

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$26,626	4.0
Customer relationships	13,427	18.5
Trademarks	2,206	2.0
Sales backlog	2,300	0.9
Non-compete agreements	200	3.5
Total intangible assets subject to amortization	$44,759

Intangible assets not subject to amortization:
Goodwill	$50,596	n/a
Total intangible assets not subject to amortization	$50,596

Total intangible assets	$95,355
Weighted average amortization period		8.1
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
Note 5: Disposals
Tripwire
On February 22, 2022, we sold Tripwire for gross cash consideration of $350 million. The divestiture of Tripwire represented a strategic shift impacting our operations and financial results. As a result, the Tripwire disposal group, which was included in our Industrial Automation Solutions segment, is reported within discontinued operations. We recognized a loss on disposal of discontinued operations, net of tax of $9.2 million during 2022. The following table summarizes the operating results of the Tripwire disposal group up to the February 22, 2022 disposal date:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenues	$12,067	$106,840	$110,524
Cost of sales	(3,256)	(24,321)	(22,857)
Gross profit	8,811	82,519	87,667
Selling, general and administrative expenses	(8,185)	(48,308)	(42,741)
Research and development expenses	(5,528)	(34,433)	(34,276)
Amortization of intangible assets	(638)	(7,716)	(35,354)
Asset impairments	—	(131,178)	—
Loss before taxes	$(5,540)	$(139,116)	$(24,704)

During the year ended December 31, 2022, the Tripwire disposal group did not have any capital expenditures and recognized share-based compensation expense of $0.2 million. During the year ended December 31, 2021, the Tripwire disposal group had capital expenditures of $6.1 million and recognized share-based compensation expense of $2.2 million. During the year ended December 31, 2020, the Tripwire disposal group had capital expenditures of $7.7 million and recognized share-based compensation expense of $2.6 million. The disposal group did not have any significant non-cash charges for investing activities during the years ended December 31, 2022, 2021, and 2020.
The following table provides the major classes of assets and liabilities of the Tripwire disposal group:

December 31,
2021
(In thousands)
Assets:
Cash and cash equivalents	$2,194
Receivables, net	28,773
Inventories, net	150
Other current assets	7,418
Property, plant and equipment, less accumulated depreciation	6,250
Operating lease right-of-use assets	3,893
Goodwill	331,024
Intangible assets, less accumulated amortization	63,541
Deferred income taxes	584
Other long-lived assets	5,325
Total assets of Tripwire disposal group	$449,152

Liabilities:
Accounts payable	$6,458
Accrued liabilities	56,208
Deferred income taxes	8,878
Long-term operating lease liabilities	5,257
Other long-term liabilities	20,192
Total liabilities of Tripwire disposal group	$96,993

The Tripwire disposal group also had $3.4 million of accumulated other comprehensive income as of December 31, 2021.
Brazil Oil & Gas Cable Business
During 2021, we sold our oil and gas cable business in Brazil that met all of the criteria to classify the assets and liabilities of this business, formerly part of the Industrial Automation Solutions segment, as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge of $3.4 million (includes a goodwill impairment of $1.7 million and intangible asset impairment of $1.0 million) in 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment. We completed the sale of our oil and gas cable business in Brazil during 2021 for $10.9 million, net of cash delivered with the business.
Grass Valley
During 2020, we sold Grass Valley to Black Dragon Capital for gross cash consideration of $120.0 million, or approximately $56.2 million net of cash delivered with the business. We recognized a loss of $9.9 million, net of $7.5 million income tax expense and recognized asset impairments totaling $113.0 million during the year ended December 31, 2020. The divestiture of Grass Valley represented a strategic shift impacting our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is reported in discontinued operations.

The sale also included deferred consideration consisting of a $175.0 million seller’s note, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note was $34.9 million. During 2021, we sold the seller's note to a third party for $62.0 million and recognized a gain on sale of $27.0 million. We accounted for the earnout under a loss recovery approach and did not record an asset as of the disposal date. Any subsequent recognition of an earnout will be based on the gain contingency guidance.

The following table summarizes the operating results of the disposal group up to the July 2, 2020 disposal date for the year ended December 31, 2020:

Year Ended December 31,
2020
(In thousands)
Revenues	$109,195
Cost of sales	(70,199)
Gross profit	38,996
Selling, general and administrative expenses	(39,947)
Research and development expenses	(15,083)
Asset impairment of discontinued operations	(113,007)
Interest expense, net	(432)
Non-operating pension cost	(169)
Loss before taxes	$(129,642)

During 2020, the disposal group did not recognize any depreciation and amortization expense, but incurred capital expenditures and share-based compensation credits of $16.7 million and $0.9 million, respectively. The disposal group did not have any significant non-cash charges for investing activities during the year ended December 31, 2020.
Note 6: Operating Segments and Geographic Information
We are organized around two global businesses: Enterprise Solutions and Industrial Automation Solutions. Each of the global businesses represents a reportable segment. In conjunction with the Tripwire divestiture during 2022, we changed the name of our former Industrial Solutions segment to Industrial Automation Solutions. The composition of the segment did not change as a result of this name change. The segments design, manufacture, and market a portfolio of signal transmission solutions for mission critical applications used in a variety of end markets. We sell the products manufactured by our segments through distributors or directly to systems integrators, original equipment manufacturers (OEMs), end-users, and installers.
The key measures of segment profit or loss reviewed by our chief operating decision maker are Segment Revenues and Segment EBITDA. Segment Revenues represent non-affiliate revenues. Segment EBITDA excludes certain items, including depreciation expense; amortization of intangibles; asset impairment; severance, restructuring, and acquisition integration costs; adjustments related to acquisitions and divestitures; and other costs. We allocate corporate expenses to the segments for purposes of measuring Segment EBITDA. Corporate expenses are allocated on the basis of each segment’s relative EBITDA prior to the allocation.
Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.

Operating Segment Information

Enterprise Solutions	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Segment revenues	$1,198,478	$1,074,426	$872,417
Segment EBITDA	161,517	144,509	99,333
Depreciation expense	23,387	21,627	20,655
Amortization of intangibles	17,595	17,595	21,662
Amortization of software development intangible assets	54	94	245
Adjustments related to acquisitions and divestitures	5,589	(7,052)	125
Severance, restructuring, and acquisition integration costs	9,200	13,800	7,720
Acquisition of property, plant and equipment	33,535	36,726	25,223
Segment assets	593,653	563,141	462,615

Industrial Automation Solutions	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Segment revenues	$1,408,007	$1,226,834	$879,775
Segment EBITDA	277,079	222,684	132,302
Depreciation expense	23,282	21,446	18,684
Amortization of intangibles	20,265	13,035	7,379
Amortization of software development intangible assets	3,821	1,485	627
Adjustments related to acquisitions and divestitures	2,244	2,017	—
Severance, restructuring, and acquisition integration costs	7,485	10,067	3,944
Asset impairments	—	9,283	—
Acquisition of property, plant and equipment	58,713	41,269	37,002
Segment assets	677,235	600,380	471,320

Total Segments	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Segment revenues	$2,606,485	$2,301,260	$1,752,192
Segment EBITDA	438,596	367,193	231,635
Depreciation expense	46,669	43,073	39,339
Amortization of intangibles	37,860	30,630	29,041
Amortization of software development intangible assets	3,875	1,579	872
Adjustments related to acquisitions and divestitures	7,833	(5,035)	125
Severance, restructuring, and acquisition integration costs	16,685	23,867	11,664
Asset impairments	—	9,283	—
Acquisition of property, plant and equipment	92,248	77,995	62,225
Segment assets	1,270,888	1,163,521	933,935

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Segment Revenues and Consolidated Revenues	$2,606,485	$2,301,260	$1,752,192

Total Segment EBITDA	$438,596	$367,193	$231,635
Depreciation expense	(46,669)	(43,073)	(39,339)
Amortization of intangibles	(37,860)	(30,630)	(29,041)
Severance, restructuring, and acquisition integration costs (1)	(16,685)	(23,867)	(11,664)
Adjustments related to acquisitions and divestitures (2)	(7,833)	5,035	(125)
Amortization of software development intangible assets	(3,875)	(1,579)	(872)
Asset impairments (3)	—	(9,283)	—
Gain on sale of asset (4)	37,891	—	—
Eliminations	(231)	(120)	(480)
Consolidated operating income	363,334	263,676	150,114
Interest expense, net	(43,554)	(62,693)	(58,903)
Loss on debt extinguishment	(6,392)	(5,715)	—
Non-operating pension benefit (cost)	4,005	4,476	(395)
Gain on sale of note receivable	—	27,036	—
Consolidated income from continuing operations before taxes	$317,393	$226,780	$90,816
(1)See Note 15, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2)In 2022, we incurred $10.1 million for lease guarantees associated with the Grass Valley disposal (see Note 12), $2.2 million related to fair value adjustments of acquired inventory and investments, and gains of $4.5 million on collections from previously written off receivables associated with the sale of Grass Valley. In 2021, we collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.3 million related to adjustments of acquired inventory to fair value, and recognized a $0.6 million loss on the sale of tangible assets. In 2020, we recognized $0.1 million of cost of sales related to adjustments of acquired inventory to fair value.
(3)In 2021, we recognized a $3.6 million impairment on assets held and used and a $5.7 million impairment on assets held for sale. See Note 11, Property, Plant, and Equipment, for details.
(4)During 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. See Note 11, Property, Plant, and Equipment, for details.
Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Total segment assets	$1,270,888	$1,163,521	$933,935
Cash and cash equivalents	687,676	641,563	500,666
Goodwill	862,253	821,448	789,736
Intangible assets, less accumulated amortization	246,830	238,155	219,092
Deferred income taxes	14,642	31,736	28,736
Corporate assets	79,386	72,102	83,943
Assets of discontinued operations	—	449,152	583,626
Total assets	$3,161,675	$3,417,677	$3,139,734

Total segment acquisition of property, plant and equipment	$92,248	$77,995	$62,225
Corporate acquisition of property, plant and equipment	12,846	6,855	3,605
Discontinued operations acquisition of property, plant and equipment	—	6,132	24,385
Total acquisition of property, plant and equipment	$105,094	$90,982	$90,215

Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2022, 2021, and 2020 for the following countries: U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2022
Revenues	$1,448,247	$188,013	$126,904	$131,485	$711,836	$2,606,485
Percent of total revenues	56%	7%	5%	5%	27%	100%
Long-lived assets	$203,070	$12,805	$45,866	$44,061	$122,565	$428,367
Year ended December 31, 2021
Revenues	$1,201,540	$186,834	$149,036	$112,710	$651,140	$2,301,260
Percent of total revenues	52%	8%	7%	5%	28%	100%
Long-lived assets	$170,420	$12,578	$46,776	$37,208	$106,140	$373,122
Year ended December 31, 2020
Revenues	$939,339	$113,642	$111,826	$90,374	$497,011	$1,752,192
Percent of total revenues	54%	7%	6%	5%	28%	100%
Long-lived assets	$154,078	$31,925	$44,824	$63,100	$113,836	$407,763
Major Customer
Revenues generated in both the Enterprise Solutions and Industrial Automation Solutions segments from our largest customer were approximately $387.7 million (15% of revenues), $374.8 million (16% of revenues), and $271.6 million (16% of revenues) for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, we had $28.8 million and $40.5 million in accounts receivable outstanding from this customer, which represented approximately 7% and 11% of our total accounts receivable balance as of December 31, 2022 and 2021, respectively.
Note 7: Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Automation Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Operations. The joint venture is not material to our consolidated financial statements as of or for the years ended December 31, 2022, 2021, or 2020.
Certain Belden subsidiaries include noncontrolling interests as of and for the years ended December 31, 2022, 2021 and 2020. The results attributable to the noncontrolling interest holders are not material to our consolidated financial statements and are presented as net income attributable to noncontrolling interests in the Consolidated Statements of Operations. In 2021, we purchased certain noncontrolling interests for $2.7 million.

Note 8: Income Per Share
The following table presents the basis of the income per share computations:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Numerator:
Income from continuing operations	$267,748	$198,841	$70,718
Less: Net income attributable to noncontrolling interest	159	392	104
Income from continuing operations attributable to Belden common stockholders	267,589	198,449	70,614
Add: Loss from discontinued operations, net of tax	(3,685)	(136,384)	(115,828)
Add: Gain (loss) on disposal of discontinued operations, net of tax	(9,241)	1,860	(9,948)
Net income (loss) attributable to Belden common stockholders	$254,663	$63,925	$(55,162)
Denominator:
Weighted average shares outstanding, basic	43,845	44,802	44,778
Effect of dilutive common stock equivalents	692	559	159
Weighted average shares outstanding, diluted	44,537	45,361	44,937
Basic weighted average shares outstanding is used to calculate diluted loss per share when the numerator is a loss because using diluted weighted average shares outstanding would be anti-dilutive.
For the years ended December 31, 2022, 2021, and 2020, diluted weighted average shares outstanding exclude outstanding equity awards of 0.8 million, 1.1 million, and 1.5 million, respectively, which are anti-dilutive. In addition, for the years ended December 31, 2022, 2021, and 2020, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, 0.2 million, and 0.4 million, respectively, because the related performance conditions have not been satisfied.
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
Note 9: Credit Losses
Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prospectively. This ASU replaced the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables.
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

Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021 (in thousands).

Balance at December 31, 2020	$5,085
Current period provision	597
Write-offs	(326)
Recoveries collected	(227)
Disposals	(190)
Currency impact	(75)
Balance at December 31, 2021	$4,864
Current period provision	6,615
Write-offs	(3,648)
Recoveries collected	(121)
Acquisitions	319
Currency impact	(75)
Balance at December 31, 2022	$7,954
Note 10: Inventories
The major classes of inventories were as follows:

	December 31,
	2022	2021
	(In thousands)
Raw materials	$162,154	$157,315
Work-in-process	35,011	43,644
Finished goods	190,311	189,907
Gross inventories	387,476	390,866
Excess and obsolete reserves	(45,913)	(45,663)
Net inventories	$341,563	$345,203
Note 11: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2022	2021
	(In thousands)
Land and land improvements	$25,547	$27,579
Buildings and leasehold improvements	102,451	109,578
Machinery and equipment	631,680	620,646
Computer equipment and software	127,434	128,153
Construction in process	106,361	65,319
Gross property, plant and equipment	993,473	951,275
Accumulated depreciation	(611,609)	(607,711)
Net property, plant and equipment	$381,864	$343,564
Depreciation Expense
We recognized depreciation expense in income from continuing operations of $46.7 million, $43.9 million, and $39.3 million in 2022, 2021, and 2020, respectively.

Gain on Sale of Asset
During 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Sale-Leaseback
During 2021, we sold certain real estate in Germany as part of a sale and leaseback transaction for €24.5 million (approximately $27.8 million) and recognized a $0.6 million loss on the sale. The lease is for a term of 10 years and as of December 31, 2022 and 2021, had a total right-of-use asset balance of $21.7 million and $25.3 million, respectively. When the assets met the held for sale criteria during 2021, we performed a recoverability test and determined that the carrying values of the assets were not recoverable and as a result, recognized a $2.3 million impairment charge to write them down to fair value. The impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Asset Impairment
During 2021, we sold our oil and gas business in Brazil and recognized an impairment charge of $3.4 million (includes a goodwill impairment of $1.7 million and intangible asset impairment of $1.0 million). See Note 5.

During 2021, we also performed a recoverability test over certain held and used long-lived assets in our Industrial Automation Solutions segment. We determined that the carrying values of the assets were not recoverable and recognized a $3.6 million impairment charge to write them down to fair value. This impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Note 12: Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 15 years, some of which include options to extend the lease for a period of up to 15 years and some include options to terminate the leases within 1 year. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain material residual value guarantees, and our variable lease payments were $2.9 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively.
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet as of December 31, 2022 or 2021, and the rent expense for short-term leases was not material.
We have certain property and equipment lease contracts that may contain lease and non-lease components, and we have elected to utilize the practical expedient to account for these components together as a single combined lease component.
As the rate implicit in most of our leases is not readily determinable, we use the incremental borrowing rate to determine the present value of the lease payments, which is unique to each leased asset and is based upon the term, commencement date, location, and local currency of the leased asset as well as the credit rating of the legal entity leasing the asset.

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Operating lease cost	$21,420	$18,607	$17,009

Finance lease cost
Amortization of right-of-use asset	$878	$528	$124
Interest on lease liabilities	258	14	16
Total finance lease cost	$1,136	$542	$140

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,338	$15,737	$13,629

Operating and financing cash flows from finance leases were not material for the years ended December 31, 2022, 2021 and 2020.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021

	(In thousands, except lease term and discount rate)

Operating leases:
Total operating lease right-of-use assets	$73,376	$75,571

Accrued liabilities	$16,442	$16,377
Long-term operating lease liabilities	59,250	61,967
Total operating lease liabilities	$75,692	$78,344

Finance leases:
Other long-lived assets, at cost	$6,323	$3,650
Accumulated depreciation	(733)	(557)
Other long-lived assets, net	$5,590	$3,093

Accrued liabilities	$391	$140
Other long-term liabilities	5,928	323
Total finance lease liabilities	$6,319	$463

Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	10 years	4 years

Weighted Average Discount Rate
Operating leases	5.2%	4.8%
Finance leases	4.2%	4.3%

The following table summarizes maturities of lease liabilities as of December 31, 2022 (in thousands):

2023	$15,815
2024	14,809
2025	13,472
2026	11,964
2027	6,464
Thereafter	20,907
Total	$83,431

The following table summarizes maturities of lease liabilities as of December 31, 2021 (in thousands):

2022	$17,630
2023	15,129
2024	12,342
2025	11,040
2026	9,725
Thereafter	16,972
Total	$82,838

In addition to the supplemental lease information disclosed above, we are also party to two lease guarantees, whereby Belden has covenanted the lease payments for two Grass Valley property leases which expire in 2029 and 2035 and collectively have approximately $20 million of fixed lease payments remaining. These lease guarantees were retained by Belden and not transferred to Black Dragon Capital as part of the Grass Valley sale in 2020 (see Note 5). Belden is required to make lease payments only if the primary obligor defaults. During 2022, Grass Valley defaulted on both property leases. In 2022, we recognized costs of $10.1 million related to the guarantees in selling, general and administrative expenses. These costs were excluded from Segment EBITDA of our Enterprise Solutions segment. As of December 31, 2022, $9.4 million of the $10.1 million remained as a liability for expected, future payments. The liability is based on certain assumptions, such as receiving a level of sublease income, that we will reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 13: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$862,253	$—	$862,253	$821,448	$—	$821,448
Definite-lived intangible assets subject to amortization:
Developed technology	$273,524	$(190,808)	$82,716	$241,499	$(171,455)	$70,044
Customer relationships	253,275	(129,730)	123,545	241,395	(117,064)	124,331
Trademarks	40,951	(30,077)	10,874	39,618	(26,271)	13,347
Backlog	13,554	(11,192)	2,362	11,580	(8,827)	2,753
In-service research and development	5,507	(5,342)	165	5,551	(5,206)	345
Non-compete agreements	780	(612)	168	618	(283)	335
Total intangible assets subject to amortization	$587,591	$(367,761)	$219,830	$540,261	$(329,106)	$211,155
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$27,000	$—	$27,000	$27,000	$—	$27,000
Total intangible assets not subject to amortization	$27,000	$—	$27,000	$27,000	$—	$27,000
Intangible assets	$614,591	$(367,761)	$246,830	$567,261	$(329,106)	$238,155

Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Enterprise Solutions	Industrial Automation Solutions	Consolidated
	(In thousands)
Balance at December 31, 2020	$474,747	$314,988	$789,735
Acquisitions	—	41,749	41,749
Impairment	—	(1,664)	(1,664)
Translation impact	(1,506)	(6,866)	(8,372)
Balance at December 31, 2021	$473,241	$348,207	$821,448
Acquisitions	6,528	44,068	50,596
Translation impact	(1,935)	(7,856)	(9,791)
Balance at December 31, 2022	$477,834	$384,419	$862,253
The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Enterprise Solutions	Industrial Automation Solutions	Consolidated
	(In thousands)
Balance at December 31, 2020	$27,000	$4,063	$31,063
Reclassify to definite-lived	—	(4,063)	(4,063)
Balance at December 31, 2021 and 2022	$27,000	$—	$27,000
Annual Impairment Test
The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2022 goodwill impairment test, we performed a quantitative assessment for one of our reporting units and determined the estimated fair value by calculating the present value of its estimated future cash flows using Level 3 inputs. We determined that the fair value for the reporting unit was in excess of its carrying value. We performed a qualitative assessment for the remaining five reporting units, and determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value. Therefore, we did not record any goodwill impairment in 2022. We did not recognize any goodwill impairment from continuing operations in 2021 or 2020 other than a $1.7 million impairment in 2021 in connection with the sale of our oil and gas business in Brazil. See Note 5.
For our quantitative impairment test in 2022, the excess of the fair value over the carrying value for the reporting unit was 48%. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our assessment, the discount rate was 13.1%, the 2023 to 2032 compounded annual revenue growth rate was 4.9%, and the revenue growth rate beyond 2032 was 2.5%. By their nature, these assumptions involve risks and uncertainties. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize impairment charges that could be material.
We tested our indefinite-lived intangible asset, a trademark, for impairment during the fourth quarter using a quantitative assessment. We determined the fair value of the trademark using a relief from royalty methodology and compared the fair value to the carrying value. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates. We did not recognize any indefinite-lived intangible asset impairment charges in 2022, 2021, or 2020.
Disposal Group Impairment
Prior to the Tripwire divestiture in 2022, we recognized a goodwill impairment charge of $131.2 million during 2021. We also wrote down the carrying value of the Grass Valley disposal group and recognized asset impairments totaling $113.0 million during 2020. See Note 5.

Amortization Expense
We recognized amortization expense in income from continuing operations of $41.7 million, $32.2 million, and $29.9 million in 2022, 2021, and 2020, respectively. We expect to recognize annual amortization expense of $38.0 million in 2023, $34.2 million in 2024, $28.7 million in 2025, $18.2 million in 2026, and $16.3 million in 2027 related to our intangible assets balance as of December 31, 2022.
The weighted-average amortization period for our customer relationships, developed technology, trademarks, in-service research and development, non-compete agreements, and backlog is 19.0 years, 8.0 years, 6.6 years, 5.0 years, 3.5 years, and 0.9 years, respectively.
At the beginning of 2021, we re-evaluated the useful life of a certain trademark in our Industrial Automation Solutions segment and concluded that an indefinite life for this trademark was no longer appropriate. We estimated a useful life of five years for the trademark and will re-evaluate this estimate if and when our expected use of the trademark changes. We began amortizing the trademark in 2021, which resulted in amortization expense of $0.8 million for each of the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the net book value of this trademark was $2.5 million and $3.3 million, respectively.
Note 14: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2022	2021
	(In thousands)
Wages, severance and related taxes	$86,536	$95,728
Accrued rebates	55,559	55,520
Employee benefits	26,421	25,102
Deferred revenue	26,215	12,256
Accrued interest	18,154	20,847
Lease liabilities	16,833	16,518
Other (individual items less than 5% of total current liabilities)	60,143	52,137
Accrued liabilities	$289,861	$278,108
Note 15: Severance, Restructuring, and Acquisition Integration Activities
Manufacturing Footprint Program
We are consolidating our manufacturing footprint in the Americas region. We recognized $8.3 million of severance and other restructuring costs for this program during the year ended December 31, 2022. The costs were incurred by both the Enterprise Solutions and Industrial Automation Solutions segments.

Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, which are primarily focused on consolidating existing and acquired facilities as well as other support functions. We recognized $8.2 million, $12.6 million, and $4.9 million of severance and other restructuring costs for this program during the years ended December 31, 2022, 2021, and 2020, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Automation Solutions segments.

Cost Reduction Program
We executed a cost reduction program to streamline the organizational structure and invest in technology to drive productivity. We recognized $5.8 million and $4.0 million of severance and other restructuring costs for this program during the years ended December 31, 2021 and 2020, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Automation Solutions segments.

The following table summarizes the severance and other restructuring and integration costs of the Manufacturing Footprint Program, Acquisition Integration Program and Cost Reduction Program described above by segment:

	Severance	Other Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2022
Enterprise Solutions	$1,070	$7,060	$8,130
Industrial Automation Solutions	493	7,847	8,340
Total	$1,563	$14,907	$16,470

Year Ended December 31, 2021
Enterprise Solutions	$1,121	$11,062	$12,183
Industrial Automation Solutions	2,555	3,629	6,184
Total	$3,676	$14,691	$18,367

Year Ended December 31, 2020
Enterprise Solutions	$1,263	$4,859	$6,122
Industrial Automation Solutions	1,935	863	2,798
Total	$3,198	$5,722	$8,920

The restructuring and integration costs incurred during 2022, 2021 and 2020 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

There were no significant severance accrual balances as of December 31, 2022 or December 31, 2021.
The following table summarizes the severance and other restructuring and integration costs of the Manufacturing Footprint Program, Acquisition Integration Program and Cost Reduction Program described above by financial statement line item in the Consolidated Statement of Operations:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of sales	$10,060	$8,493	$585
Selling, general and administrative expenses	6,410	9,874	8,335
Total	$16,470	$18,367	$8,920

Note 16: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2022	2021
	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
4.125% Senior subordinated notes due 2026	—	227,240
3.375% Senior subordinated notes due 2027	480,330	511,290
3.875% Senior subordinated notes due 2028	373,590	397,670
3.375% Senior subordinated notes due 2031	320,220	340,860
Total senior subordinated notes	1,174,140	1,477,060
Less unamortized debt issuance costs	(12,964)	(17,069)
Long-term debt	$1,161,176	$1,459,991
Revolving Credit Agreement due 2026
In 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. In 2021, we paid approximately $2.3 million of fees when we amended the Revolver, which are being amortized over the remaining term of the Revolver. As of December 31, 2022, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $291.1 million.

In April 2020, we borrowed $190.0 million on our Revolver due to the initial uncertainties arising from the COVID-19 pandemic. We fully repaid the borrowings during 2020.

Senior Subordinated Notes
We had outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). In 2021, we repurchased the full €300.0 million 2025 Notes outstanding for cash consideration of €302.2 million ($358.5 million), including a redemption premium, and recognized a $5.7 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
We had outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). In 2022, we repurchased the full €200.0 million 2026 Notes outstanding for cash consideration of €204.1 million ($227.9 million), including a redemption premium, and recognized a $6.4 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2022 is $480.3 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2022 is $373.6 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
In 2021, we completed an offering for €300.0 million ($356.0 million at issuance) aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of December 31, 2021 is $320.2 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year, commencing January 15, 2022. In 2021, we paid approximately $5.9 million of fees associated with the issuance of the 2031 Notes, which are being amortized over the life of the 2031 Notes using the effective interest method. We used the net proceeds from this offering, along with cash on hand, to fund the full redemption of the 2025 Notes - see further discussion above.
The senior subordinated notes due 2027, 2028, and 2031 are redeemable after July 15, 2022, March 15, 2023, and July 15, 2026 respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2027		2028		2031
Year	Percentage	Year	Percentage	Year	Percentage
2022	101.688%	2023	101.938%	2026	101.688%
2023	101.125%	2024	101.292%	2027	100.844%
2024	100.563%	2025	100.646%	2028	100.422%
2025 and thereafter	100.000%	2026 and thereafter	100.000%	2029 and thereafter	100.000%
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2022 was approximately $1,046.3 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,174.1 million as of December 31, 2022.
Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2022 are as follows (in thousands):

2023	$—
2024	—
2025	—
2026	—
2027	480,330
Thereafter	693,810
$1,174,140
Note 17: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2022, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the years ended December 31, 2022, 2021, and 2020, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $41.9 million, $67.6 million, and $(56.2) million, respectively. During 2022 and 2020, we de-designated €200.0 million and €532.2 million, respectively, of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this debt are reported in income from continuing operations.

Note 18: Income Taxes

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Income (loss) before taxes:
United States operations	$97,900	$188,650	$(102,300)
Foreign operations	219,493	38,130	193,116
Income before taxes	$317,393	$226,780	$90,816
Income tax expense (benefit):
Currently payable
United States federal	$34,310	$1,649	$3,488
United States state and local	4,801	2,453	906
Foreign	6,677	15,984	13,346
	45,788	20,086	17,740
Deferred
United States federal	(446)	16,354	372
United States state and local	(50)	5,988	(1,923)
Foreign	4,353	(14,489)	3,909
	3,857	7,853	2,358
Income tax expense	$49,645	$27,939	$20,098

In addition to the above income tax expense associated with continuing operations, we also recorded an income tax benefit associated with discontinued operations of $2.5 million, $2.7 million, and $31.0 million, in 2022, 2021, and 2020, respectively.

	Years Ended December 31,
	2022	2021	2020
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes	1.2%	3.4%	(0.7)%
Impact of change in tax contingencies	0.1%	(0.7)%	1.5%
Foreign income tax rate differences	(10.9)%	0.7%	(27.9)%
Impact of change in deferred tax asset valuation allowance	(2.5)%	(19.1)%	3.0%
Domestic permanent differences and tax credits	6.3%	6.0%	25.5%
Impact of share-based compensation	0.4%	1.0%	1.0%
Impact of CARES act	—%	—%	(1.3)%
	15.6%	12.3%	22.1%

In 2022, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. Foreign tax rate differences resulted in an income tax expense (benefit) of $(34.4) million, $1.5 million, and $(25.4) million in 2022, 2021, and 2020, respectively.

An additional significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of domestic permanent differences and tax credits. We recognized a total income tax expense from domestic permanent differences and tax credits of $20.0 million in 2022, primarily associated with our foreign income inclusions.

In addition, we recognized a total income tax benefit from changes in deferred tax asset valuation allowances of $7.9 million in 2022, primarily due to the release of a valuation allowance against the capital loss for the sale of certain real estate in the U.S.

If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our intent to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities.

The components of deferred income taxes were as follows:

	December 31,
	2022	2021
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(94,189)	$(89,632)
Right of use asset	(19,853)	(18,254)
	(114,042)	(107,886)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	17,368	32,201
Reserves and accruals	25,519	20,362
Net operating loss, capital loss, and tax credit carryforwards	149,607	84,285
Lease liability	19,938	18,255
Valuation allowances	(142,330)	(66,594)
	70,102	88,509
Net deferred income tax liability	$(43,940)	$(19,377)

On February 22, 2022, we completed the divestiture of Tripwire. The increase in deferred tax assets related to net operating loss, capital loss, and tax credit carryforwards primarily relates to the $72.8 million deferred tax asset associated with the capital loss that was derived on the sale. A full valuation allowance has been placed against this deferred tax asset as we do not expect to be able to utilize it prior to its expiration.

As of December 31, 2022, we had $101.3 million of gross net operating loss carryforwards, $6.3 million of tax credit carryforwards, and $547.0 million of gross capital loss carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $1.5 million in 2022, $6.6 million between 2023 and 2025, and $50.5 million between 2026 and 2041. Net operating loss with an indefinite carryforward period total $42.7 million. Of the $101.3 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $42.1 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.

Unless otherwise utilized, tax credit carryforwards of $6.3 million will expire as follows: $0.6 million in 2022, $0.7 million between 2023 and 2025, and $3.3 million between 2026 and 2041. Tax credit carryforwards with an indefinite carryforward period total $1.7 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $3.5 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

Unless otherwise utilized, of the $547.0 million in gross capital loss carryforwards, $502.8 million will expire between 2025 and 2027 and the remaining $44.2 million have an indefinite carryforward period. A full valuation allowance has been recorded as we do not expect to be able to utilize the capital losses.
The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2022 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
Australia	$8,551
Germany	19,824
Netherlands	1,071
Other	10,502
United Kingdom	11,428
United States - Federal and various states	49,955
Total	$101,331

Tax Credit Carryforwards
(In thousands)
Belgium	$1,227
United States	5,072
Total	$6,299
In 2022, we recognized a net $0.4 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2022	2021
	(In thousands)
Balance at beginning of year	$5,821	$8,573
Additions based on tax positions related to the current year	359	422
Additions for tax positions of prior years	—	168
Reductions for tax positions of prior years - Settlement	—	(3,264)
Reduction for tax positions of prior years - Statute of limitations	—	(78)
Balance at end of year	$6,180	$5,821
The balance of $6.2 million at December 31, 2022 reflects tax positions that, if recognized, would impact our effective tax rate.

Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. We have no accrual for the payment of interest and penalties as of December 31, 2022 and 2021.

Our federal tax return for the tax years 2014 and later remain subject to examination by the Internal Revenue Service. Our state and foreign income tax returns for the tax years 2012 and later remain subject to examination by various state and foreign tax authorities.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We are evaluating the effect that the Act will have on our consolidated financial statements and related disclosures. None of the tax provisions of the Act are expected to have a material impact to our consolidated financial statements and related disclosures.

Note 19: Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, Switzerland, the United Kingdom, the U.S., and certain employees in Germany. Certain defined benefit plans in the United Kingdom are frozen and additional benefits are not being earned by the participants. The U.S. defined benefit pension plan is closed to new entrants. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash and stock contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2022, 2021, and 2020 was $13.4 million, $12.2 million, and $8.8 million, respectively.

We sponsor unfunded postretirement medical and life insurance benefit plans for certain employees in Canada and the U.S. The medical benefit portion of the U.S. plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.
The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets as well as a statement of the funded status and balance sheet reporting for these plans.

	Pension Benefits		Other Benefits
Years Ended December 31,	2022	2021	2022	2021
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(471,834)	$(492,925)	$(27,625)	$(29,498)
Service cost	(3,491)	(3,953)	(24)	(33)
Interest cost	(9,248)	(7,512)	(761)	(727)
Participant contributions	(350)	(143)	(5)	(4)
Actuarial gain	123,851	19,778	5,690	1,391
Acquisitions and divestitures	(9,257)	(12,886)	—	—
Settlements	6,567	5,855	—	—
Other	—	—	(21)	—
Foreign currency exchange rate changes	33,316	7,226	1,409	(227)
Benefits paid	13,022	12,726	1,393	1,473
Benefit obligation, end of year	$(317,424)	$(471,834)	$(19,944)	$(27,625)
During 2022, the actuarial gain was primarily due to increases in discount rates.

	Pension Benefits		Other Benefits
Years Ended December 31,	2022	2021	2022	2021
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$394,026	$361,802	$—	$—
Actual return on plan assets	(84,595)	32,467	—	—
Employer contributions	12,080	11,618	1,388	1,469
Plan participant contributions	350	143	5	4
Acquisitions and divestitures	6,772	9,339	—	—
Settlements	(6,567)	(5,790)	—	—
Foreign currency exchange rate changes	(27,712)	(2,827)	—	—
Benefits paid	(13,022)	(12,726)	(1,393)	(1,473)
Fair value of plan assets, end of year	$281,332	$394,026	$—	$—

Funded status, end of year	$(36,092)	$(77,808)	$(19,944)	$(27,625)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$16,251	$20,177	$—	$—
Accrued benefit liability, current	(3,106)	(3,173)	(1,353)	(1,440)
Accrued benefit liability, noncurrent	(49,237)	(94,812)	(18,591)	(26,185)
Net funded status	$(36,092)	$(77,808)	$(19,944)	$(27,625)

The accumulated benefit obligation for all defined benefit pension plans was $305.7 million and $494.7 million at December 31, 2022 and 2021, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $262.7 million, $251.0 million, and $210.4 million, respectively, as of December 31, 2022 and $265.5 million, $261.3 million, and $167.5 million, respectively, as of December 31, 2021.

The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $19.9 million and $0.0 million, respectively, as of December 31, 2022 and were $27.6 million and $0.0 million, respectively, as of December 31, 2021. The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2022	2021	2020	2022	2021	2020
			(In thousands)
Components of net periodic benefit cost:
Service cost	$3,491	$3,953	$3,930	$24	$33	$33
Interest cost	9,248	7,512	9,729	761	727	809
Expected return on plan assets	(16,023)	(16,337)	(16,357)	—	—	—
Amortization of prior service cost	174	110	190	—	—	—
Settlement loss (gain)	1,189	(18)	3,153	—	—	—
Other adjustments	—	(191)	—	—	—	—
Net loss (gain) recognition	734	3,764	2,930	(73)	(43)	(59)
Net periodic benefit cost (income)	$(1,187)	$(1,207)	$3,575	$712	$717	$783

We recorded settlement losses totaling $1.2 million and $3.2 million during 2022 and 2020, respectively. The settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.
The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021
Weighted average assumptions for benefit obligations at year end:
Discount rate	4.9%	2.0%	5.2%	2.9%
Salary increase	3.2%	3.3%	N/A	N/A
Cash balance interest credit rate	4.5%	4.7%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	2.0%	1.5%	2.9%	2.5%
Salary increase	3.3%	3.2%	N/A	N/A
Cash balance interest credit rate	4.7%	4.6%	N/A	N/A
Expected return on assets	4.4%	4.6%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.3%	5.4%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2023	2027

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 50-60% in asset protection investments and 40-50% in asset growth investments and for our pension plans where the majority of the participants are in payment or terminated vested status is 60-90% in asset protection investments and 10-40% in asset growth investments. Asset growth investments include a diversified mix of U.S. and international equity, primarily invested through investment funds. Asset protection investments include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for securities and instruments of the type in which our plans invest.

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
The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2022				December 31, 2021
	Fair Market Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value	Fair Market Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$49,153	$4,384	$—	$44,769	$77,687	$2,913	$—	$83,047
Non-U.S. equities fund	51,227	5,393	—	45,834	77,299	6,267	—	56,028
Debt securities(b)
Government bond fund	56,318	—	2,011	54,307	64,255	—	731	97,646
Corporate bond fund	67,406	—	7,175	60,231	108,729	—	11,507	70,284
Fixed income fund(c)	22,680	—	—	22,680	16,939	—	—	7,320
Liability driven investment fund(d)	14,629	—	—	14,629	22,713	—	—	22,713
Other investments(e)	10,531	—	—	10,531	15,103	—	—	17,367
Cash & equivalents	9,388	3,242	—	6,146	11,301	5,271	—	5,344
Total	$281,332	$13,019	$9,186	$259,127	$394,026	$14,451	$12,238	$359,749

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
The following table reflects the benefits as of December 31, 2022 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2023	$20,837	$1,388
2024	22,218	1,392
2025	20,155	1,395
2026	21,101	1,397
2027	20,756	1,403
2027-2031	97,066	7,062
Total	$202,133	$14,037
We anticipate contributing $8.2 million and $1.4 million to our pension and other postretirement plans, respectively, during 2023.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2022 and the changes in these amounts during the year ended December 31, 2022 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$11,695	$(7,117)
Net prior service cost	2,197	—
	$13,892	$(7,117)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$39,995	$(1,770)
Amortization of actuarial gain (loss)	(734)	73
Actuarial gain	(123,851)	(5,690)
Asset loss	100,618	—
Settlement loss recognized	(1,189)	—
Currency impact	(3,144)	270
Net actuarial loss (gain), end of year	$11,695	$(7,117)

Prior service cost, beginning of year	$2,661	$—
Amortization of prior service cost	(174)	—
Currency impact	(290)	—
Prior service cost, end of year	$2,197	$—

Note 20: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2020	$(131,181)	$(60,670)	$(191,851)

Other comprehensive income attributable to Belden before reclassifications	90,690	28,653	119,343
Amounts reclassified from accumulated other comprehensive income	(977)	2,919	1,942
Net current period other comprehensive income attributable to Belden	89,713	31,572	121,285
Balance at December 31, 2021	$(41,468)	$(29,098)	$(70,566)

Other comprehensive income attributable to Belden before reclassifications	42,531	23,629	66,160
Amounts reclassified from accumulated other comprehensive income	(3,007)	1,542	(1,465)
Net current period other comprehensive income attributable to Belden	39,524	25,171	64,695
Balance at December 31, 2022	$(1,944)	$(3,927)	$(5,871)
As of December 31, 2022, the tax balances included in accumulated other comprehensive income (loss) in the table above are not material.
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (1)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Settlement losses	$1,189	(2)
Actuarial losses	661	(2)
Prior service cost	174	(2)
Total before tax	2,024
Tax benefit	(482)
Total net of tax	$1,542
(1)We also reclassified $3.0 million of accumulated foreign currency translation gains associated with the sale of Tripwire.
(2)The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 19).
Note 21: Share-Based Compensation
Compensation cost included in income from continuing operations, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Total share-based compensation cost	$23,454	$22,627	$17,405
Income tax benefit	5,582	5,385	4,142

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs granted	$21.85	$18.30	$18.29
Total intrinsic value of SARs exercised	4,384	1,581	545
Tax benefit from SARs exercised	678	327	26
Weighted-average fair value of restricted stock units granted	61.61	51.76	41.75
Total fair value of restricted stock units vested	16,830	12,623	6,600
Expected volatility	43.00%	45.34%	37.55%
Expected term (in years)	5.6	5.7	5.7
Risk-free rate	1.89%	0.70%	1.44%
Dividend yield	0.37%	0.44%	0.39%

	SARs				Restricted Stock Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2022	1,244	$63.18	n/a	n/a	964	$50.08
Granted	165	53.83	n/a	n/a	395	61.61
Exercised or converted	(340)	56.18	n/a	n/a	(307)	54.70
Forfeited or expired	(111)	62.64	n/a	n/a	(155)	51.37
Outstanding at December 31, 2022	958	$64.13	4.8	$10,017	897	$54.59

Vested or expected to vest at December 31, 2022	282	$50.19	8.5	$6,132
Exercisable or convertible at December 31, 2022	676	$69.95	3.3	$3,885

At December 31, 2022, the total unrecognized compensation cost related to all nonvested awards was $34.9 million. That cost is expected to be recognized over a weighted-average period of 2.0 years. Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.
Note 22: Share Repurchases
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During 2020, we repurchased 1.0 million shares of our common stock for an aggregate cost of $35.0 million at an average price per share of $35.83. During 2021, we did not repurchase shares of our common stock. During 2022, we repurchased 2.6 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $57.95. From inception of our program, we have repurchased 4.5 million shares of our common stock for an aggregate cost of $235.0 million and an average price of $52.75. As of December 31, 2022, we had $65.0 million of authorizations remaining under the program.
Note 23: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which eight are distributors, constitute in aggregate approximately 45%, 44%, and 43% of revenues in 2022, 2021, and 2020, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2022, we were committed to purchase approximately 4.2 million pounds of copper at an aggregate fixed cost of $15.6 million. At December 31, 2022, this fixed cost was $0.3 million less than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 27% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 25% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2023.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2022 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2022 and 2021 was approximately $1,046.3 million and $1,509.2 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,174.1 million and $1,477.1 million as of December 31, 2022 and 2021, respectively.
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
Letters of Credit, Guarantees and Bonds
At December 31, 2022, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $7.9 million, $5.6 million, and $3.8 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 25: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2022	2021	2020
		(In thousands)
Income tax refunds received	$16,480	$6,120	$4,460
Income taxes paid	(71,255)	(40,139)	(25,259)
Interest paid	(45,168)	(54,176)	(53,029)
Note 25: Subsequent Events
On January 18, 2023, we entered into an agreement to sell our property in Ontario, Canada as part of a sale and leaseback transaction for $17.4 million. The sale is expected to close during 2023.

On February 22, 2023, Roel Vestjens resigned from the Company, and Ashish Chand was appointed President and Chief Executive Officer. Dr. Chand joined the Company in 2002 and most recently served as Executive Vice President of Industrial Automation Solutions since July 2019, and Managing Director of Belden Asia Pacific from August 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As permitted, that evaluation excluded the business operations of Macmon, NetModule, and CAI which were acquired in 2022. The acquired business operations excluded from our evaluation collectively constituted approximately 4% and 7% of our total assets and net assets as of December 31, 2022, respectively, and 1% and (2)% of our revenues and operating income for the year ended December 31, 2022, respectively. The operations of the acquired business will be included in our 2023 evaluation. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, the Company’s internal control over financial reporting was effective.
Our internal controls over financial reporting as of December 31, 2022 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Changes to Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Macmon secure GmbH (“Macmon”), NetModule AG (“NetModule”), and Communication Associates, Inc. (“CAI”), which are included in the 2022 consolidated financial statements of the Company and constituted 4% and 7% of total and net assets, respectively, as of December 31, 2022 and 1% and (2)% of revenues and operating income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Macmon, NetModule, and CAI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Belden Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is incorporated herein by reference to “Item I-Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance-Audit Committee,” “Ownership Information-Delinquent Section 16(a) Reports,” “Corporate Governance-Corporate Governance Documents” and “Other Matters-Stockholder Proposals for the 2024 Annual Meeting,” as described in the Proxy Statement.

Item 11. Executive Compensation
Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance-Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2022” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2022 and 2021” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.
Our independent registered public accounting firm is Ernst & Young LLP, St. Louis, MO, Auditor Firm ID: 42.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Report:

1.Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
    Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2022
    Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2022
    Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2022
    Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2022
    Notes to Consolidated Financial Statements

2.Financial Statement Schedule
    Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	ASU 2016-13 Adoption Adjustment	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
				(In thousands)
Accounts Receivable —
Allowance for Doubtful Accounts:
2022	$4,864	$—	$6,615	$319	$(3,648)	$(121)	$(75)	$7,954
2021	5,085	—	597	(190)	(326)	(227)	(75)	4,864
2020	2,539	981	2,264	—	(101)	(637)	39	5,085
Inventories —
Excess and Obsolete Allowances:
2022	$45,663	$—	$8,349	$813	$(4,116)	$(4,102)	$(694)	$45,913
2021	32,248	—	10,673	3,927	—	(915)	(270)	45,663
2020	21,245	—	15,889	—	(4,535)	(597)	246	32,248
Deferred Income Tax Asset —
Valuation Allowance:
2022	$66,960	$—	$12,861	$73,432	$—	$(10,333)	$(590)	$142,330
2021	82,549	—	865	25,664	(406)	(41,463)	(249)	66,960
2020	46,493	—	3,142	33,002	(303)	(114)	329	82,549
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.    Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Bylaws	December 6, 2022 Form 8-K, Exhibit 3.1

4.1	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1

4.2	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1

4.3	Indenture relating to 3.375% Senior Subordinated Notes due 2031	August 3, 2021 Form 8-K, Exhibit 4.1

4.4	Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	August 3, 2020 Form 10-Q, Exhibit 4.1

10.1	Trademark License Agreement	February 15, 2022 Form 10-K, Exhibit 10.1

10.2*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.3*	Belden Inc. 2021 Long Term Incentive Plan	April 8, 2021 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	February 15, 2022 Form 10-K, Exhibit 10.4

10.5*	Form of Performance Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.5

10.6*	Form of Restricted Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.6

10.7*	Form of Stretch Achievement Stock Award	August 8, 2022 Form 10-Q, Exhibit 10.1

10.8*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 16, 2021 Form 10-K, Exhibit 10.7

10.9*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.10*	Belden Supplemental Excess Defined Benefit Plan	February 16, 2021 Form 10-K, Exhibit 10.9

10.11*	Belden Supplemental Excess Defined Contribution Plan	February 16, 2021 Form 10-K, Exhibit 10.10

10.12*	Executive Severance Plan	July 31, 2020 Form 8-K, Exhibit 10.1

10.13*	Form of Business Protection Agreement with each of the Executive Officers	July 31, 2020 Form 8-K, Exhibit 10.3

10.14*	Belden Inc. 2021 Employee Stock Purchase Plan	April 8, 2021 Proxy Statement, Appendix III

10.15*	Form of Indemnification Agreement with each of the Directors and Officers	March 1, 2007 Form 10-K, Exhibit 10.39

10.16	Second Amended and Restated Credit Agreement	June 2, 2021, Form 8-K, Exhibit 10.1

10.17	Amendment No. 1 to Second Amended and Restated Credit Agreement	January 5, 2023 Form 8-K, Exhibit 10.1

14.1	Code of Ethics	August 25, 2020 Form 8-K, Exhibit 14.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Independent Registered Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Cash Flow Statements, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

*	Management contract or compensatory plan
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

BELDEN INC.

	By	/s/ ASHISH CHAND
Ashish Chand
Date: February 24, 2023		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ASHISH CHAND	President and Chief Executive Officer	February 24, 2023
Ashish Chand

/s/ JEREMY PARKS	Senior Vice President, Finance, and Chief Financial Officer	February 24, 2023
Jeremy Parks

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 24, 2023
Douglas R. Zink

/s/ DAVID ALDRICH	Lead Independent Director and Chairman	February 24, 2023
David Aldrich

/s/ LANCE C. BALK	Director	February 24, 2023
Lance C. Balk

/s/ STEVEN W. BERGLUND	Director	February 24, 2023
Steven W. Berglund

/s/ DIANE D. BRINK	Director	February 24, 2023
Diane D. Brink

/s/ JUDY L. BROWN	Director	February 24, 2023
Judy L. Brown

/s/ NANCY CALDERON	Director	February 24, 2023
Nancy Calderon

/s/ JONATHAN KLEIN	Director	February 24, 2023
Jonathan Klein

/s/ GREGORY J. MCCRAY	Director	February 24, 2023
Gregory J. McCray