Form 10-Q
period 2023-04-02
BELDEN INC.
filed 2023-05-08
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
Commission File No. 001-12561
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
As of May 3, 2023, the Registrant had 42,550,615 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2023	December 31, 2022

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$589,045	$687,676
Receivables, net	417,868	440,102
Inventories, net	370,729	341,563
Other current assets	63,431	66,866
Total current assets	1,441,073	1,536,207
Property, plant and equipment, less accumulated depreciation	381,901	381,864
Operating lease right-of-use assets	74,451	73,376
Goodwill	864,244	862,253
Intangible assets, less accumulated amortization	243,002	246,830
Deferred income taxes	14,798	14,642
Other long-lived assets	47,312	46,503
	$3,066,781	$3,161,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295,049	$350,058
Accrued liabilities	239,436	289,861
Total current liabilities	534,485	639,919
Long-term debt	1,179,007	1,161,176
Postretirement benefits	67,403	67,828
Deferred income taxes	58,494	58,582
Long-term operating lease liabilities	61,400	59,250
Other long-term liabilities	31,775	30,970
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	809,596	825,669
Retained earnings	812,564	751,522
Accumulated other comprehensive loss	(23,171)	(5,871)
Treasury stock	(465,969)	(428,812)
Total Belden stockholders’ equity	1,133,523	1,143,011
Noncontrolling interests	694	939
Total stockholders’ equity	1,134,217	1,143,950
	$3,066,781	$3,161,675
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands, except per share data)
Revenues	$641,789	$610,371
Cost of sales	(395,684)	(401,511)
Gross profit	246,105	208,860
Selling, general and administrative expenses	(121,574)	(103,066)
Research and development expenses	(29,384)	(23,456)
Amortization of intangibles	(9,610)	(8,817)
Operating income	85,537	73,521
Interest expense, net	(8,201)	(14,411)
Non-operating pension benefit	488	1,200
Loss on debt extinguishment	—	(6,392)
Income from continuing operations before taxes	77,824	53,918
Income tax expense	(14,879)	(9,822)
Income from continuing operations	62,945	44,096
Loss from discontinued operations, net of tax	—	(3,685)
Loss on disposal of discontinued operations, net of tax	—	(4,567)
Net income	62,945	35,844
Less: Net income (loss) attributable to noncontrolling interest	(247)	3
Net income attributable to Belden stockholders	$63,192	$35,841

Weighted average number of common shares and equivalents:
Basic	42,827	44,811
Diluted	43,669	45,567

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.48	$0.98
Discontinued operations	—	(0.08)
Disposal of discontinued operations	—	(0.10)
Net income	$1.48	$0.80

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.45	$0.97
Discontinued operations	—	(0.08)
Disposal of discontinued operations	—	(0.10)
Net income	$1.45	$0.79

Comprehensive income attributable to Belden	$45,892	$39,769

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Cash flows from operating activities:
Net income	$62,945	$35,844
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,416	21,083
Share-based compensation	6,253	5,224
Loss on debt extinguishment	—	6,392
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	13,928	37,617
Inventories	(28,152)	(46,959)
Accounts payable	(56,056)	(21,373)
Accrued liabilities	(54,551)	(83,527)
Income taxes	2,701	2,209
Other assets	(4,111)	(2,915)
Other liabilities	1,755	(11,550)
Net cash used for operating activities	(31,872)	(57,955)
Cash flows from investing activities:
Capital expenditures	(13,844)	(10,963)
Cash used for business acquisitions, net of cash acquired	—	(65,990)
Proceeds from disposal of tangible assets	1	56
Proceeds from disposal of businesses, net of cash sold	10,000	338,686
Net cash provided by (used for) investing activities	(3,843)	261,789
Cash flows from financing activities:
Payments under share repurchase program	(50,000)	(50,000)
Withholding tax payments for share-based payment awards	(13,292)	(3,700)
Cash dividends paid	(2,146)	(2,276)
Payments under financing lease obligations	(38)	(45)
Payments under borrowing arrangements	—	(230,639)
Proceeds from issuance of common stock	1,679	—
Net cash used for financing activities	(63,797)	(286,660)
Effect of foreign currency exchange rate changes on cash and cash equivalents	881	(1,349)
Decrease in cash and cash equivalents	(98,631)	(84,175)
Cash and cash equivalents, beginning of period	687,676	643,757
Cash and cash equivalents, end of period	$589,045	$559,582
The Condensed Consolidated Cash Flow Statement for the three months ended April 3, 2022 includes the results of discontinued operations up to the February 22, 2022 disposal date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	63,192	—	—	—	(247)	62,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,300)	2	(17,298)
Common stock issuance	—	—	(420)	—	37	2,099	—	—	1,679
Retirement Savings Plan stock contributions	—	—	638	—	28	1,758	—	—	2,396
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,547)	—	47	1,951	—	—	(2,596)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,997)	—	196	7,301	—	—	(10,696)
Share repurchase program, net of excise tax	—	—	—	—	(594)	(50,266)	—	—	(50,266)
Share-based compensation	—	—	6,253	—	—	—	—	—	6,253
Common stock dividends ($0.05 per share)	—	—	—	(2,150)	—	—	—	—	(2,150)
Balance at April 2, 2023	50,335	$503	$809,596	$812,564	(7,788)	$(465,969)	$(23,171)	$694	$1,134,217

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	35,841	—	—	—	3	35,844
Other comprehensive income, net of tax	—	—	—	—	—	—	3,928	27	3,955
Retirement Savings Plan stock contributions	—	—	(356)	—	43	2,809	—	—	2,453
Exercise of stock options, net of tax withholding forfeitures	—	—	(526)	—	6	375	—	—	(151)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,287)	—	103	7,739	—	—	(3,548)
Share repurchase program	—	—	—	—	(885)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	5,224	—	—	—	—	—	5,224
Common stock dividends ($0.05 per share)	—	—	—	(2,264)	—	—	—	—	(2,264)
Balance at April 3, 2022	50,335	$503	$826,682	$539,294	(6,093)	$(353,071)	$(66,638)	$825	$947,595

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
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2022:
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2022 Annual Report on Form 10-K.
Business Description
We are a leading global supplier of network infrastructure solutions built around two global businesses - Enterprise Solutions and Industrial Automation Solutions. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 2, 2023, the 92nd day of our fiscal year 2023. Our fiscal second and third quarters each have 91 days. The three months ended April 3, 2022 included 93 days.
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
As of and during the three months ended April 2, 2023 and April 3, 2022, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended April 2, 2023 and April 3, 2022.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of April 2, 2023, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of April 2, 2023, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $8.7 million, $4.4 million, and $3.8 million, respectively.
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
Equity Method Investment
During the second quarter of 2022, we invested $20.0 million in Litmus Automation, Inc. (Litmus) for a noncontrolling ownership interest. Litmus provides the critical data connectivity needed to monitor, visualize, analyze, and integrate industrial data. We account for this investment using the equity method of accounting. The carrying value of our investment is included in Other Long-Lived Assets in the Condensed Consolidated Balance Sheets. The results of our investment in Litmus were not material to our consolidated financial statements for the three months ended April 2, 2023.
Noncontrolling Interest
We had a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The joint venture develops and provides certain Industrial Automation Solutions products and integrated solutions to customers in China. The joint venture was determined to not have sufficient equity at risk; therefore, it was considered a variable interest entity. We determined that Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden was the primary beneficiary of the joint venture, we consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture was not material to our consolidated financial statements as of or for the periods ended April 2, 2023 and April 3, 2022. On April 28, 2023, we sold our 51% ownership percentage to Hite for $0.9 million. The sale also includes $0.6 million of potential earnout payments. We deconsolidated the joint venture as of April 28, 2023. See Note 17.
Certain Belden subsidiaries include a noncontrolling interest as of and for the periods ended April 2, 2023 and April 3, 2022. The results attributable to the noncontrolling interest holders are not material to our consolidated financial statements, and are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
Current Year Adoption of Accounting Pronouncements
None of the accounting pronouncements that became effective during 2023 had a material impact to our condensed consolidated financial statements or disclosures.
Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.

The following tables present our revenues disaggregated by major product category.

	Broadband Solutions	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended April 2, 2023	(In thousands)
Enterprise Solutions	$131,555	$—	$143,788	$275,343
Industrial Automation Solutions	—	366,446	—	366,446
Total	$131,555	$366,446	$143,788	$641,789

Three Months Ended April 3, 2022
Enterprise Solutions	$121,805	$—	$146,625	$268,430
Industrial Automation Solutions	—	341,941	—	341,941
Total	$121,805	$341,941	$146,625	$610,371
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended April 2, 2023	(In thousands)
Enterprise Solutions	$213,887	$37,448	$24,008	$275,343
Industrial Automation Solutions	215,213	101,921	49,312	366,446
Total	$429,100	$139,369	$73,320	$641,789

Three Months Ended April 3, 2022
Enterprise Solutions	$204,386	$39,389	$24,655	$268,430
Industrial Automation Solutions	204,310	90,451	47,180	341,941
Total	$408,696	$129,840	$71,835	$610,371
We generate revenues primarily by selling products that support communication, infrastructure, and delivery solutions that make the digital journey simpler, smarter, and more secure. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine relative standalone selling price using the prices charged separately to customers on a standalone basis. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Typically, payments are due after control transfers, which is less than one year from satisfaction of the performance obligation.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three months ended April 2, 2023 and April 3, 2022.
The following table presents estimated and accrued variable consideration:

	April 2, 2023	December 31, 2022

	(in thousands)
Accrued rebates included in accrued liabilities	$37,363	$55,559
Accrued returns included in accrued liabilities	13,857	11,700
Price adjustments recognized against gross accounts receivable	22,188	24,304

Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of April 2, 2023, total deferred revenue was $29.3 million, and of this amount, $22.6 million is expected to be recognized within the next twelve months, and the remaining $6.7 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three months ended April 2, 2023 and April 3, 2022, respectively:

	2023	2022

	(In thousands)
Beginning balance at January 1	$33,243	$19,390
New deferrals	4,359	8,857
Acquisitions	—	6,567
Revenue recognized	(8,307)	(3,365)
Balance at the end of Q1	29,295	31,449
Service-type warranties represent $8.2 million of the deferred revenue balance at April 2, 2023, and of this amount $3.9 million is expected to be recognized in the next twelve months, and the remaining $4.3 million is long-term and will be recognized over a period greater than twelve months.
As of April 2, 2023 and December 31, 2022, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets. We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions on our balance sheet as of April 2, 2023 and December 31, 2022. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Sales commissions	$5,773	$5,223
Note 3:  Discontinued Operations
On February 22, 2022, we sold Tripwire for gross cash consideration of $350 million. The divestiture of Tripwire represented a strategic shift impacting our operations and financial results. As a result, the Tripwire disposal group, which was included in our Industrial Automation Solutions segment, is reported within discontinued operations. We recognized a loss on disposal of discontinued operations, net of tax of $4.6 million during the three months ended April 3, 2022. The following table summarizes the operating results of the Tripwire disposal group from January 1, 2022 to the February 22, 2022 disposal date (in thousands):

Revenues	$12,067
Cost of sales	(3,256)
Gross profit	8,811
Selling, general and administrative expenses	(8,185)
Research and development expenses	(5,528)
Amortization of intangible assets	(638)
Loss before taxes	$(5,540)

During the three months ended April 3, 2022, the Tripwire disposal group did not have any capital expenditures and recognized share-based compensation expense of $0.2 million. The disposal group did not have any significant non-cash charges for investing activities during the three months ended April 3, 2022.
Note 4:  Reportable Segments
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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended April 2, 2023
Segment Revenues	$275,343	$366,446	$641,789
Segment EBITDA	37,205	73,787	110,992
Depreciation expense	5,954	6,400	12,354
Amortization of intangibles	4,495	5,115	9,610
Amortization of software development intangible assets	—	1,452	1,452
Severance, restructuring, and acquisition integration costs	25	1,687	1,712
Adjustments related to acquisitions and divestitures	—	298	298
Segment assets	597,426	660,300	1,257,726

As of and for the three months ended April 3, 2022
Segment Revenues	$268,430	$341,941	$610,371
Segment EBITDA	30,821	67,528	98,349
Depreciation expense	5,426	5,800	11,226
Amortization of intangibles	4,097	4,720	8,817
Amortization of software development intangible assets	22	985	1,007
Severance, restructuring, and acquisition integration costs	328	3,395	3,723
Segment assets	574,494	628,290	1,202,784

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Total Segment and Consolidated Revenues	$641,789	$610,371

Total Segment EBITDA	$110,992	$98,349
Depreciation expense	(12,354)	(11,226)
Amortization of intangibles	(9,610)	(8,817)
Severance, restructuring, and acquisition integration costs (1)	(1,712)	(3,723)
Amortization of software development intangible assets	(1,452)	(1,007)
Adjustments related to acquisitions and divestitures (2)	(298)	—
Eliminations	(29)	(55)
Consolidated operating income	85,537	73,521
Interest expense, net	(8,201)	(14,411)
Loss on debt extinguishment	—	(6,392)
Total non-operating pension benefit	488	1,200
Consolidated income from continuing operations before taxes	$77,824	$53,918
(1) Severance, restructuring, and acquisition integration costs for the three months ended April 2, 2023 and April 3, 2022 primarily related to our Acquisition Integration program. See Note 10.
(2) During the three months ended April 2, 2023, we incurred $0.3 million for fair value adjustments of acquired investments.
Note 5: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Numerator:
Income from continuing operations	$62,945	$44,096
Less: Net income (loss) attributable to noncontrolling interest	(247)	3
Income from continuing operations attributable to Belden stockholders	63,192	44,093
Add: Loss from discontinued operations, net of tax	—	(3,685)
Add: Loss on disposal of discontinued operations, net of tax	—	(4,567)
Net income attributable to Belden stockholders	$63,192	$35,841

Denominator:
Weighted average shares outstanding, basic	42,827	44,811
Effect of dilutive common stock equivalents	842	756
Weighted average shares outstanding, diluted	43,669	45,567
For the three months ended April 2, 2023 and April 3, 2022, diluted weighted average shares outstanding excluded outstanding equity awards of 0.2 million and 1.1 million, respectively, as they were anti-dilutive. In addition, for both the three months ended April 2, 2023 and April 3, 2022, diluted weighted average shares outstanding did not include outstanding equity awards of 0.1 million because the related performance conditions have not been satisfied.
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
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three months ended April 2, 2023 and April 3, 2022, respectively:

	2023	2022

	(In thousands)
Beginning balance at January 1	$7,954	$4,864
Current period provision	4,004	846
Acquisitions	—	319
Recoveries collected	—	(50)
Write-offs	(3)	(667)
Fx impact	(25)	(19)
Q1 ending balance	$11,930	$5,293
Note 7:  Inventories
The following table presents the major classes of inventories as of April 2, 2023 and December 31, 2022, respectively:

	April 2, 2023	December 31, 2022

	(In thousands)
Raw materials	$181,699	$162,154
Work-in-process	37,563	35,011
Finished goods	202,231	190,311
Gross inventories	421,493	387,476
Excess and obsolete reserves	(50,764)	(45,913)
Net inventories	$370,729	$341,563
Note 8:  Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms within 1 to 15 years; some of which include extension and termination options. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. We have a few short-term operating leases with terms less than twelve months - these leases are not recorded on our balance sheet and the overall rent expense is not material.

We also have certain lease contracts that contain both lease and non-lease components. We have elected the practical expedient to account for these components together as a single, combined lease component. The rate implicit in most of our leases is not readily determinable. As a result, we utilize the incremental borrowing rate to determine the present value of the lease payments, which is unique to each leased asset, and is based upon the term of the lease, commencement date of the lease, local currency of the leased asset, and the credit rating of the legal entity leasing the asset.

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.8 million for each the three months ended April 2, 2023 and April 3, 2022.

The components of lease expense were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Operating lease cost	$5,517	$5,428

Finance lease cost
Amortization of right-of-use asset	$201	$288
Interest on lease liabilities	80	6
Total finance lease cost	$281	$294

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,665	$4,776

Operating cash flows from finance leases were not material during the three months ended April 2, 2023 and April 3, 2022.
Supplemental balance sheet information related to leases was as follows:

	April 2, 2023	December 31, 2022

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$74,451	$73,376

Accrued liabilities	$16,725	$16,442
Long-term operating lease liabilities	61,400	59,250
Total operating lease liabilities	$78,125	$75,692

Finance leases:
Other long-lived assets, at cost	$6,340	$6,323
Accumulated depreciation	(891)	(733)
Other long-lived assets, net	$5,449	$5,590

Accrued liabilities	$487	$391
Other long-term liabilities	5,867	5,928
Total finance lease liabilities	$6,354	$6,319

	April 2, 2023	December 31, 2022

	(In thousands, except lease term and discount rate)
Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	10 years	10 years

Weighted Average Discount Rate
Operating leases	5.2%	5.2%
Finance leases	4.2%	4.2%

The following table summarizes maturities of lease liabilities as of April 2, 2023 and December 31, 2022, respectively:

	April 2, 2023	December 31, 2022

	(In thousands)
2023	$13,153	$15,815
2024	15,343	14,809
2025	14,010	13,472
2026	12,495	11,964
2027	6,664	6,464
Thereafter	21,094	20,907
Total	$82,759	$83,431

In addition, we are party to two lease guarantees. Belden covenanted the lease payments for two Grass Valley property leases which will expire in 2029 and 2035, and collectively have approximately $19 million of fixed lease payments remaining. These lease guarantees were retained by Belden and not transferred to the buyer of Grass Valley. During 2022, Grass Valley defaulted on both property leases. As of April 2, 2023, we have a liability for expected, future payments of $8.8 million. The liability is based on certain assumptions, such as receiving a level of sublease income, that we will reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 9:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $12.4 million and $11.2 million in the three months ended April 2, 2023 and April 3, 2022, respectively.
We recognized amortization expense in income from continuing operations of $11.1 million and $9.8 million in the three months ended April 2, 2023 and April 3, 2022, respectively.

Asset Held for Sale
On January 18, 2023, we entered into an agreement to sell our property in Ontario, Canada as part of a sale and leaseback transaction for $17.4 million. When the asset met the held for sale criteria, we performed a recoverability test and determined that the carrying value of the property to be disposed of is less than the purchase price less cost to sell; thus, the long-lived asset group is recoverable and no impairment exists. The carrying value of the property is not material and is included in property, plant, and equipment in the condensed consolidated balance sheets. The sale is expected to close during 2023.
Note 10:  Severance, Restructuring, and Acquisition Integration Activities
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, which are primarily focused on consolidating existing and acquired facilities as well as other support functions. The Industrial Automation Solutions segment incurred $0.7 million and $3.0 million of restructuring and integration costs during the three months ended April 2, 2023 and April 3, 2022, respectively.

The restructuring and integration costs incurred during 2023 and 2022 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days. Furthermore, there were no significant severance accrual balances as of April 2, 2023 or December 31, 2022.
The following table summarizes the severance and other restructuring and integration costs of the Acquisition Integration Program described above by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Cost of sales	$—	$372
Selling, general and administrative expenses	674	2,611
Total	$674	$2,983
Note 11:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	April 2, 2023	December 31, 2022

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	487,395	480,330
3.875% Senior subordinated notes due 2028	379,085	373,590
3.375% Senior subordinated notes due 2031	324,930	320,220
Total senior subordinated notes	1,191,410	1,174,140
Less unamortized debt issuance costs	(12,403)	(12,964)
Long-term debt	$1,179,007	$1,161,176
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of April 2, 2023, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $291.9 million.
Senior Subordinated Notes
We had outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). During the three months ended April 3, 2022, we repurchased the full €200.0 million 2026 Notes outstanding for cash consideration of €204.1 million ($227.9 million), including a redemption premium, and recognized a $6.4 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.

We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of April 2, 2023 is $487.4 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of April 2, 2023 is $379.1 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of April 2, 2023 is $324.9 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of April 2, 2023 was approximately $1,073.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,191.4 million as of April 2, 2023.
Note 12:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of April 2, 2023, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three months ended April 2, 2023 and April 3, 2022, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $(9.1) million and $13.7 million, respectively. In 2022, we de-designated €200.0 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €200.0 million of debt are reported in income from continuing operations.
Note 13:  Income Taxes
For the three months ended April 2, 2023 and April 3, 2022, we recognized income tax expense of $14.9 million and $9.8 million, respectively, representing an effective tax rate of 19.1% and 18.2%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. None of the tax provisions of the Act are expected to have a material impact to our consolidated financial statements and related disclosures.

Note 14:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

	(In thousands)
Three Months Ended
Service cost	$690	$911	$3	$6
Interest cost	3,744	2,305	251	195
Expected return on plan assets	(4,109)	(3,963)	—	—
Amortization of prior service cost	43	47	—	—
Actuarial losses (gains)	(226)	236	(191)	(20)
Net periodic benefit cost (income)	$142	$(464)	$63	$181
Note 15:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Net income	$62,945	$35,844
Foreign currency translation adjustments, net of tax	(17,018)	3,762
Adjustments to pension and postretirement liability, net of tax	(280)	193
Total comprehensive income	45,647	39,799
Less: Comprehensive income (loss) attributable to noncontrolling interests	(245)	30
Comprehensive income attributable to Belden	$45,892	$39,769
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive income, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2022	$(1,944)	$(3,927)	$(5,871)
Other comprehensive loss attributable to Belden before reclassifications	(17,020)	—	(17,020)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(280)	(280)
Net current period other comprehensive loss attributable to Belden	(17,020)	(280)	(17,300)
Balance at April 2, 2023	$(18,964)	$(4,207)	$(23,171)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended April 2, 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(417)	(1)
Prior service cost	43	(1)
Total before tax	(374)
Tax expense	94
Total net of tax	$(280)
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 14).
Note 16: Share Repurchase
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities.

During the three months ended April 2, 2023, we repurchased 0.6 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $84.18. As of April 2, 2023, we had $15.0 million of authorizations remaining under the program. On April 24, 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. This share repurchase authorization does not have an expiration date. As of the date of this filing, we had $315.0 million of authorizations remaining under the program.

During the three months ended April 3, 2022, we repurchased 0.9 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $56.51.
Note 17: Subsequent Events
On April 17, 2023, we acquired Berthold Sichert GmbH (Sichert) for approximately $98 million, which we funded with cash on hand. Sichert, based in Berlin Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. Sichert will be reported within the Enterprise Solutions segment.
On April 24, 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. See Note 16.

On April 28, 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to Hite for $0.9 million. The sale also includes $0.6 million of potential earnout payments. We deconsolidated the joint venture as of April 28, 2023. See Note 1.

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure solutions built around two global businesses - Enterprise Solutions and Industrial Automation Solutions. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
Belden is moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions. We are aligned with attractive secular growth markets, positioned to provide comprehensive solutions that drive customer outcomes, focused on new product innovation and technology leadership, and committed to sustainable ESG practices. Our current business goals are to:
•Drive organic revenue growth in excess of GDP;
•Deliver incremental Adjusted EBITDA margins of approximately 30%;
•Generate free cash flow of approximately $1 billion cumulatively from 2022 through 2025;
•Execute a disciplined capital allocation strategy while maintaining net leverage of approximately 1.5x; and
•Drive Adjusted EPS to $8.00 by 2025.

Trends and Events
The following trends and events during 2023 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 44% of our consolidated revenues during the quarter ended April 2, 2023 were to customers outside of the U.S.
In addition to the translation impact described above, currency rate fluctuations have an economic impact on our financial results. As the U.S. dollar strengthens or weakens against foreign currencies, it results in a relative price increase or decrease for certain of our products that are priced in U.S. dollars in a foreign location.
Inflation
During periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs, our earnings could decline. Furthermore, inflation may impact labor, energy, and other costs. We monitor inflation pressures and proactively implement selling price increases or cost control measures as appropriate.
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
Share Repurchase Program
During the three months ended April 2, 2023, we repurchased 0.6 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $84.18. See Note 16.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended April 2, 2023:
•We did not change any of our existing critical accounting policies from those listed in our 2022 Annual Report on Form 10-K;
•No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change
	April 2, 2023	April 3, 2022

	(In thousands, except percentages)
Revenues	$641,789	$610,371	5.1%
Gross profit	246,105	208,860	17.8%
Selling, general and administrative expenses	(121,574)	(103,066)	18.0%
Research and development expenses	(29,384)	(23,456)	25.3%
Amortization of intangibles	(9,610)	(8,817)	9.0%
Operating income	85,537	73,521	16.3%
Interest expense, net	(8,201)	(14,411)	(43.1)%
Non-operating pension benefit	488	1,200	(59.3)%
Loss on debt extinguishment	—	(6,392)	(100.0)%
Income from continuing operations before taxes	77,824	53,918	44.3%
Revenues increased $31.4 million in the three months ended April 2, 2023, respectively, from the comparable period of 2022 due to the following factors:
•Higher sales volume and favorable pricing resulted in a $40.9 million increase in revenues.
•Acquisitions contributed an estimated $7.9 million in revenues.
•Copper pass-through pricing had a $8.6 million unfavorable impact on revenues.
•Currency translation had a $8.8 million unfavorable impact on revenues.

Gross profit increased $37.2 million in the three months ended April 2, 2023 from the comparable period of 2022 due to the increases in revenues discussed above and favorable product mix. Gross profit margins were robust, expanding 410 basis points to 38.3% in the three months ended April 2, 2023 from 34.2% in the comparable period of 2022.

Selling, general and administrative expenses increased $18.5 million in the three months ended April 2, 2023 from the comparable period of 2022. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities as well as increases from acquisitions.
Research and development expenses increased $5.9 million in the three months ended April 2, 2023 from the comparable period of 2022 primarily due to increased investments as we further strengthen our product offering and continue our commitment to growth initiatives.
Amortization of intangibles increased $0.8 million in the three months ended April 2, 2023 from the comparable period of 2022 primarily due to acquisitions.
Operating income increased $12.0 million in the three months ended April 2, 2023 from the comparable period of 2022 due to the increase in gross profit, partially offset by increases in operating expenses as discussed above.
Net interest expense decreased $6.2 million in the three months ended April 2, 2023 from the comparable period of 2022 due to the retirement of the 2026 Notes during 2022 and an increase in interest income. See further discussion below.
The $6.4 million loss on debt extinguishment in the three months ended April 3, 2022 represents the premium paid to the bond holders to retire the 2026 Notes and the write-off of the unamortized debt issuance costs associated with the 2026 Notes. See Note 11.
Income from continuing operations before taxes increased $23.9 million in the three months ended April 2, 2023 from the comparable period of 2022 primarily due to the increase in operating income and decrease in debt costs as discussed above.
Income Taxes

	Three Months Ended		% Change
	April 2, 2023	April 3, 2022

	(In thousands, except percentages)
Income from continuing operations before taxes	$77,824	$53,918	44.3%
Income tax expense	14,879	9,822	51.5%
Effective tax rate	19.1%	18.2%
For the three months ended April 2, 2023, we recognized income tax expense of $14.9 million, representing an effective tax rate of 19.1%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 13.
Consolidated Adjusted EBITDA

	Three Months Ended		% Change
	April 2, 2023	April 3, 2022

	(In thousands, except percentages)
Revenues	$641,789	$610,371	5.1%
Adjusted EBITDA	111,451	99,494	12.0%
as a percent of revenues	17.4%	16.3%
Adjusted EBITDA increased $12.0 million in the three months ended April 2, 2023 from the comparable period of 2022 primarily due to leverage on higher sales volume and favorable product mix, as discussed above. Accordingly, Adjusted EBITDA margins in the three months ended April 2, 2023 expanded to 17.4% from 16.3% in the comparable period of 2022.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands, except percentages)
Revenues	$641,789	$610,371

GAAP income from continuing operations	$62,945	$44,096
Income tax expense	14,879	9,822
Depreciation expense	12,354	11,226
Amortization of intangible assets	9,610	8,817
Interest expense, net	8,201	14,411
Severance, restructuring, and acquisition integration costs (1)	1,712	3,723
Amortization of software development intangible assets	1,452	1,007
Adjustments related to acquisitions and divestitures (2)	298	—
Loss on debt extinguishment	—	6,392
Adjusted EBITDA	$111,451	$99,494

GAAP income from continuing operations margin	9.8%	7.2%
Adjusted EBITDA margin	17.4%	16.3%

(1) Severance, restructuring, and acquisition integration costs for the three months ended April 2, 2023 and April 3, 2022 primarily related to our Acquisition Integration program. See Note 10.
(2) During the three months ended April 2, 2023, we incurred $0.3 million for fair value adjustments of acquired investments.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.

Enterprise Solutions

	Three Months Ended		% Change
	April 2, 2023	April 3, 2022

	(In thousands, except percentages)
Segment Revenues	$275,343	$268,430	2.6%
Segment EBITDA	37,205	30,821	20.7%
as a percent of segment revenues	13.5%	11.5%
Enterprise Solutions revenues increased $6.9 million in the three months ended April 2, 2023 from the comparable period of 2022. The increase in revenues in the three months ended April 2, 2023 was primarily due to increases in volume and favorable pricing of $8.8 million and acquisitions of $4.0 million, partially offset by unfavorable currency translation of $3.0 million and lower copper pass-through pricing of $2.9 million.
Enterprise Solutions EBITDA increased $6.4 million in the three months ended April 2, 2023 from the comparable period of 2022 primarily as a result of the increase in revenues discussed above. Accordingly, for the three months ended April 2, 2023, Segment EBITDA margins expanded 200 basis points to 13.5% from 11.5% over the year ago period.
Industrial Automation Solutions

	Three Months Ended		% Change
	April 2, 2023	April 3, 2022

	(In thousands, except percentages)
Segment Revenues	$366,446	$341,941	7.2%
Segment EBITDA	73,787	67,528	9.3%
as a percent of segment revenues	20.1%	19.7%
Industrial Automation Solutions revenues increased $24.5 million in the three months ended April 2, 2023 from the comparable period of 2022. The increase in revenues in the three months ended April 2, 2023 was primarily due to increases in volume and favorable pricing of $32.1 million and acquisitions of $3.9 million, partially offset by unfavorable currency translation of $5.8 million and lower copper pass-through pricing of $5.7 million.
Industrial Automation Solutions EBITDA increased $6.3 million in the three months ended April 2, 2023 from the comparable period of 2022 primarily as a result of the increase in revenues discussed above, including solid operating leverage on volume growth and favorable pricing. Accordingly, for the three months ended April 2, 2023, Segment EBITDA margins expanded to 20.1% from 19.7% over the year ago period.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements and for the three months ended April 3, 2022, includes the results of discontinued operations up to the February 22, 2022 disposal date:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(In thousands)
Net cash provided by (used for):
Operating activities	$(31,872)	$(57,955)
Investing activities	(3,843)	261,789
Financing activities	(63,797)	(286,660)
Effects of currency exchange rate changes on cash and cash equivalents	881	(1,349)
Decrease in cash and cash equivalents	(98,631)	(84,175)
Cash and cash equivalents, beginning of period	687,676	643,757
Cash and cash equivalents, end of period	$589,045	$559,582

Net cash used for operating activities totaled $31.9 million in the three months ended April 2, 2023, compared to $58.0 million in the prior year. Operating cash flows improved $26.1 million compared to the prior year primarily due to a $27.1 million increase in net income.

Net cash from investing activities was a use of cash of $3.8 million in the three months ended April 2, 2023, compared to a source of cash of $261.8 million in the prior year. Investing activities for the three months ended April 2, 2023 included $13.8 million for capital expenditures, partially offset by $10.0 million received from escrow for the disposal of a business. Investing activities for the three months ended April 3, 2022 included cash receipts of $338.7 million for the Tripwire disposal, partially offset by payments of $65.9 million for the acquisitions of Macmon and NetModule and $11.0 million for capital expenditures.
Net cash used for financing activities totaled $63.8 million for the three months ended April 2, 2023, compared to $286.7 million in the prior year. Financing activities for the three months ended April 2, 2023 included payments under our share repurchase program of $50.0 million, net payments related to share based compensation activities of $13.3 million, cash dividend payments of $2.1 million, and proceeds from the issuance of common stock of $1.6 million. Financing activities for the three months ended April 3, 2022 included payments under borrowing arrangements of $230.6 million, payments under our share repurchase program of $50.0 million, net payments related to share based compensation activities of $3.7 million, and cash dividend payments of $2.3 million.
Our cash and cash equivalents balance was $589.0 million as of April 2, 2023. Of this amount, $183.4 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of April 2, 2023 consisted of $1,191.4 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 11 to the Condensed Consolidated Financial Statements.
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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of April 2, 2023.

	Principal Amount by Expected Maturity			Fair
	2023	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$487,395	$487,395	$447,794
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$379,085	$379,085	$352,075
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	324,930	$324,930	$273,347
Average interest rate		3.375%
Total			$1,191,410	$1,073,216
Item 7A of our 2022 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2022.
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 10-K filed on February 24, 2023. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended April 2, 2023 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at December 31, 2022				$65,000
January 1, 2023 through February 5, 2023	—	$—	—	65,000
February 6, 2023 through March 5, 2023	147	84.64	147	52,570
March 6, 2023 through April 2, 2023	447	84.03	447	15,000
Total	594	$84.18	594	$15,000

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended April 2, 2023, we repurchased 0.6 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $84.18. From inception of our program to the date of this filing, we have repurchased 5.0 million shares of our common stock for an aggregate cost of $285.0 million and an average price of $56.45. On April 24, 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. See Note 16. As of the date of this filing, we had $315.0 million of authorizations remaining under the program.

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

BELDEN INC.

Date:	May 8, 2023	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	May 8, 2023	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 8, 2023	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer