Form 10-Q
period 2023-07-02
BELDEN INC.
filed 2023-08-03
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
Commission File No. 001-12561
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
As of July 31, 2023, the Registrant had 42,297,217 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2023	December 31, 2022

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$514,767	$687,676
Receivables, net	509,801	440,102
Inventories, net	345,427	341,563
Other current assets	66,525	66,866
Total current assets	1,436,520	1,536,207
Property, plant and equipment, less accumulated depreciation	392,593	381,864
Operating lease right-of-use assets	73,435	73,376
Goodwill	893,419	862,253
Intangible assets, less accumulated amortization	286,583	246,830
Deferred income taxes	15,412	14,642
Other long-lived assets	47,365	46,503
	$3,145,327	$3,161,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,382	$350,058
Accrued liabilities	277,405	289,861
Total current liabilities	567,787	639,919
Long-term debt	1,187,152	1,161,176
Postretirement benefits	67,248	67,828
Deferred income taxes	68,172	58,582
Long-term operating lease liabilities	60,480	59,250
Other long-term liabilities	31,497	30,970
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	809,332	825,669
Retained earnings	879,179	751,522
Accumulated other comprehensive loss	(28,173)	(5,871)
Treasury stock	(497,873)	(428,812)
Total Belden stockholders’ equity	1,162,968	1,143,011
Noncontrolling interests	23	939
Total stockholders’ equity	1,162,991	1,143,950
	$3,145,327	$3,161,675
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands, except per share data)
Revenues	$692,245	$666,551	$1,334,034	$1,276,922
Cost of sales	(430,917)	(444,246)	(826,601)	(845,757)
Gross profit	261,328	222,305	507,433	431,165
Selling, general and administrative expenses	(126,635)	(105,203)	(248,209)	(208,269)
Research and development expenses	(30,970)	(25,989)	(60,354)	(49,445)
Amortization of intangibles	(11,126)	(9,177)	(20,736)	(17,994)
Operating income	92,597	81,936	178,134	155,457
Interest expense, net	(8,812)	(11,276)	(17,013)	(25,687)
Non-operating pension benefit	646	1,070	1,134	2,270
Loss on debt extinguishment	—	—	—	(6,392)
Income from continuing operations before taxes	84,431	71,730	162,255	125,648
Income tax expense	(15,656)	(13,088)	(30,535)	(22,910)
Income from continuing operations	68,775	58,642	131,720	102,738
Loss from discontinued operations, net of tax	—	—	—	(3,685)
Loss on disposal of discontinued operations, net of tax	—	—	—	(4,567)
Net income	68,775	58,642	131,720	94,486
Less: Net income (loss) attributable to noncontrolling interest	22	81	(225)	84
Net income attributable to Belden stockholders	$68,753	$58,561	$131,945	$94,402

Weighted average number of common shares and equivalents:
Basic	42,497	44,252	42,663	44,535
Diluted	43,088	44,782	43,380	45,179

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.62	$1.32	$3.09	$2.31
Discontinued operations	—	—	—	(0.08)
Disposal of discontinued operations	—	—	—	(0.10)
Net income	$1.62	$1.32	$3.09	$2.12

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.60	$1.31	$3.04	$2.27
Discontinued operations	—	—	—	(0.08)
Disposal of discontinued operations	—	—	—	(0.10)
Net income	$1.60	$1.31	$3.04	$2.09

Comprehensive income attributable to Belden	$63,890	$110,712	$109,782	$150,481

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022

	(In thousands)
Cash flows from operating activities:
Net income	$131,720	$94,486
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49,044	42,686
Share-based compensation	12,154	10,870
Loss on debt extinguishment	—	6,392
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(71,212)	(20,699)
Inventories	10,347	(47,305)
Accounts payable	(59,295)	(23,563)
Accrued liabilities	(22,855)	(58,525)
Income taxes	5,204	163
Other assets	(4,197)	(2,634)
Other liabilities	3,805	(10,452)
Net cash provided by (used for) operating activities	54,715	(8,581)
Cash flows from investing activities:
Cash used for business acquisitions, net of cash acquired	(97,585)	(104,123)
Capital expenditures	(32,729)	(31,010)
Proceeds from disposal of tangible assets	9	1,424
Proceeds from disposal of businesses, net of cash sold	9,300	338,686
Net cash provided by (used for) investing activities	(121,005)	204,977
Cash flows from financing activities:
Payments under share repurchase program	(86,224)	(66,559)
Withholding tax payments for share-based payment awards	(16,940)	(5,167)
Cash dividends paid	(4,285)	(4,520)
Payments under financing lease obligations	(115)	(83)
Payments under borrowing arrangements	—	(230,639)
Proceeds from issuance of common stock	1,679	3,717
Net cash used for financing activities	(105,885)	(303,251)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(734)	(9,220)
Decrease in cash and cash equivalents	(172,909)	(116,075)
Cash and cash equivalents, beginning of period	687,676	643,757
Cash and cash equivalents, end of period	$514,767	$527,682
The Condensed Consolidated Cash Flow Statement for the six months ended July 3, 2022 includes the results of discontinued operations up to the February 22, 2022 disposal date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	63,192	—	—	—	(247)	62,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,300)	2	(17,298)
Common stock issuance	—	—	(420)	—	37	2,099	—	—	1,679
Retirement Savings Plan stock contributions	—	—	638	—	28	1,758	—	—	2,396
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,547)	—	47	1,951	—	—	(2,596)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,997)	—	196	7,301	—	—	(10,696)
Share repurchase program, net of excise tax	—	—	—	—	(594)	(50,266)	—	—	(50,266)
Share-based compensation	—	—	6,253	—	—	—	—	—	6,253
Common stock dividends ($0.05 per share)	—	—	—	(2,150)	—	—	—	—	(2,150)
Balance at April 2, 2023	50,335	$503	$809,596	$812,564	(7,788)	$(465,969)	$(23,171)	$694	$1,134,217

Net income	—	—	—	68,753	—	—	—	22	68,775
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,863)	2	(4,861)
Sale and deconsolidation of Hite JV	—	—	—	—	—	—	(139)	(695)	(834)
Retirement Savings Plan stock contributions	—	—	663	—	24	1,379	—	—	2,042
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,698)	—	27	767	—	—	(1,931)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,130)	—	55	2,413	—	—	(1,717)
Share repurchase program, net of excise tax	—	—	—	—	(394)	(36,463)	—	—	(36,463)
Share-based compensation	—	—	5,901	—	—	—	—	—	5,901
Common stock dividends ($0.05 per share)	—	—	—	(2,138)	—	—	—	—	(2,138)
Balance at July 2, 2023	50,335	$503	$809,332	$879,179	(8,076)	$(497,873)	$(28,173)	$23	$1,162,991

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	35,841	—	—	—	3	35,844
Other comprehensive income, net of tax	—	—	—	—	—	—	3,928	27	3,955
Retirement Savings Plan stock contributions	—	—	(356)	—	43	2,809	—	—	2,453
Exercise of stock options, net of tax withholding forfeitures	—	—	(526)	—	6	375	—	—	(151)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,287)	—	103	7,739	—	—	(3,548)
Share repurchase program	—	—	—	—	(885)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	5,224	—	—	—	—	—	5,224
Common stock dividends ($0.05 per share)	—	—	—	(2,264)	—	—	—	—	(2,264)
Balance at April 3, 2022	50,335	$503	$826,682	$539,294	(6,093)	$(353,071)	$(66,638)	$825	$947,595

Net income	—	—	—	58,561	—	—	—	81	58,642
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	52,151	(25)	52,126
Common stock issuance	—	—	(2,775)	—	82	6,492	—	—	3,717
Retirement Savings Plan stock contributions	—	—	(730)	—	30	2,355	—	—	1,625
Exercise of stock options, net of tax withholding forfeitures	—	—	(173)	—	2	133	—	—	(40)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(8,048)	—	75	6,621	—	—	(1,427)
Share repurchase program	—	—	—	—	(320)	(16,559)	—	—	(16,559)
Share-based compensation	—	—	5,646	—	—	—	—	—	5,646
Common stock dividends ($0.05 per share)	—	—	—	(2,242)	—	—	—	—	(2,242)
Balance at July 3, 2022	50,335	$503	$820,602	$595,613	(6,224)	$(354,029)	$(14,487)	$881	$1,049,083

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 2, 2023, the 92nd day of our fiscal year 2023. Our fiscal second and third quarters each have 91 days. The six months ended July 2, 2023 and July 3, 2022 included 183 and 184 days, respectively.
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
As of and during the three and six months ended July 2, 2023 and July 3, 2022, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended July 2, 2023 and July 3, 2022.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of July 2, 2023, we had an immaterial amount of cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of July 2, 2023, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $8.7 million, $4.7 million, and $4.3 million, respectively.
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
Noncontrolling Interest
On April 28, 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The sale also includes $0.6 million of potential earnout payments. The joint venture developed and provided certain Industrial Automation Solutions products and integrated solutions to customers in China. The joint venture was determined to not have sufficient equity at risk; therefore, it was considered a variable interest entity. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations up to April 28, 2023 when we sold and deconsolidated the entity. The joint venture was not material to our consolidated financial statements during the six months ended July 2, 2023 and July 3, 2022.
A Belden subsidiary includes a noncontrolling interest as of and for the periods ended July 2, 2023 and July 3, 2022. The results attributable to the noncontrolling interest holders are not material to our consolidated financial statements, and are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
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
The following tables present our revenues disaggregated by major product category.

	Broadband Solutions	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended July 2, 2023	(In thousands)
Enterprise Solutions	$159,332	$—	$153,197	$312,529
Industrial Automation Solutions	—	379,716	—	379,716
Total	$159,332	$379,716	$153,197	$692,245

Three Months Ended July 3, 2022
Enterprise Solutions	$146,771	$—	$160,673	$307,444
Industrial Automation Solutions	—	359,107	—	359,107
Total	$146,771	$359,107	$160,673	$666,551

Six Months Ended July 2, 2023
Enterprise Solutions	$290,887	$—	$296,985	$587,872
Industrial Automation Solutions	—	746,162	—	746,162
Total	$290,887	$746,162	$296,985	$1,334,034

Six Months Ended July 3, 2022
Enterprise Solutions	$268,576	$—	$307,298	$575,874
Industrial Automation Solutions	—	701,048	—	701,048
Total	$268,576	$701,048	$307,298	$1,276,922
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended July 2, 2023	(In thousands)
Enterprise Solutions	$246,471	$36,671	$29,387	$312,529
Industrial Automation Solutions	213,852	109,055	56,809	379,716
Total	$460,323	$145,726	$86,196	$692,245

Three Months Ended July 3, 2022
Enterprise Solutions	$233,501	$36,497	$37,446	$307,444
Industrial Automation Solutions	214,045	91,765	53,297	359,107
Total	$447,546	$128,262	$90,743	$666,551

Six Months Ended July 2, 2023
Enterprise Solutions	$460,358	$74,119	$53,395	$587,872
Industrial Automation Solutions	429,065	210,976	106,121	746,162
Total	$889,423	$285,095	$159,516	$1,334,034

Six Months Ended July 3, 2022
Enterprise Solutions	$437,887	$75,886	$62,101	$575,874
Industrial Automation Solutions	418,355	182,216	100,477	701,048
Total	$856,242	$258,102	$162,578	$1,276,922

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended July 2, 2023 and July 3, 2022.
The following table presents estimated and accrued variable consideration:

	July 2, 2023	December 31, 2022

	(in thousands)
Accrued rebates included in accrued liabilities	$42,868	$55,559
Accrued returns included in accrued liabilities	16,575	11,700
Price adjustments recognized against gross accounts receivable	25,457	24,304
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of July 2, 2023, total deferred revenue was $29.7 million, and of this amount, $22.7 million is expected to be recognized within the next twelve months, and the remaining $7.0 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and six months ended July 2, 2023 and July 3, 2022, respectively:

	2023	2022

	(In thousands)
Beginning balance at January 1	$33,243	$19,390
New deferrals	4,359	8,857
Acquisitions	—	6,567
Revenue recognized	(8,307)	(3,365)
Balance at the end of Q1	$29,295	$31,449
New deferrals	6,900	4,265
Revenue recognized	(6,528)	(8,880)
Balance at the end of Q2	$29,667	$26,834
Service-type warranties represent $9.5 million of the deferred revenue balance at July 2, 2023, and of this amount $4.9 million is expected to be recognized in the next twelve months, and the remaining $4.6 million is long-term and will be recognized over a period greater than twelve months. As of July 2, 2023 and December 31, 2022, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions on our balance sheet as of July 2, 2023 and December 31, 2022. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Six Months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Sales commissions	$6,316	$6,131	$12,089	$11,354
Note 3:  Acquisitions
On April 17, 2023, we acquired Berthold Sichert GmbH (Sichert) with cash on hand for $97.5 million, net of cash acquired. Sichert, based in Berlin, Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. Sichert is reported within the Enterprise Solutions segment. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Receivables	$6,781
Inventory	13,061
Other current assets	1,840
Property, plant and equipment	7,057
Intangible assets	52,597
Goodwill	27,831
Other long-lived assets	1,303
Total assets acquired	$110,470

Accounts payable	$2,423
Accrued liabilities	1,884
Deferred income taxes	8,659
Total liabilities assumed	$12,966

Net assets	$97,504
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, intangible assets, deferred income taxes, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.
The preliminary fair value of acquired receivables is $6.8 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
For purposes of the above allocation, we based our preliminary estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of broadband & 5G product offerings in end-to-end solutions. Our tax basis in the acquired goodwill is zero.

The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$49,131	15.0
Trademarks	2,456	2.0
Sales backlog	1,010	0.2
Total intangible assets subject to amortization	$52,597

Intangible assets not subject to amortization:
Goodwill	$27,831	n/a
Total intangible assets not subject to amortization	$27,831

Total intangible assets	$80,428
Weighted average amortization period		14.1
The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the customer relationship intangible asset was based on our forecasts of estimated sales from recurring customers. The useful life for the trademarks was based on the period of time we expect to continue to go to market using the trademarks.
Note 4:  Discontinued Operations
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
During the six months ended July 3, 2022, the Tripwire disposal group did not have any capital expenditures and recognized share-based compensation expense of $0.2 million. The disposal group did not have any significant non-cash charges for investing activities during the six months ended July 3, 2022.
Note 5:  Reportable Segments
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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended July 2, 2023
Segment Revenues	$312,529	$379,716	$692,245
Segment EBITDA	43,956	78,631	122,587
Depreciation expense	6,193	6,489	12,682
Amortization of intangibles	6,208	4,918	11,126
Amortization of software development intangible assets	—	1,820	1,820
Severance, restructuring, and acquisition integration costs	1,669	2,390	4,059
Adjustments related to acquisitions and divestitures	325	(76)	249
Segment assets	648,344	699,092	1,347,436

As of and for the three months ended July 3, 2022
Segment Revenues	$307,444	$359,107	$666,551
Segment EBITDA	41,887	68,060	109,947
Depreciation expense	5,768	5,602	11,370
Amortization of intangibles	4,442	4,735	9,177
Amortization of software development intangible assets	22	959	981
Severance, restructuring, and acquisition integration costs	4,575	1,282	5,857
Adjustments related to acquisitions and divestitures	(558)	1,134	576
Segment assets	607,386	649,595	1,256,981

As of and for the six months ended July 2, 2023
Segment revenues	$587,872	$746,162	$1,334,034
Segment EBITDA	81,161	152,418	233,579
Depreciation expense	12,147	12,889	25,036
Amortization of intangibles	10,703	10,033	20,736
Amortization of software development intangible assets	—	3,272	3,272
Severance, restructuring, and acquisition integration costs	1,694	4,077	5,771
Adjustments related to acquisitions and divestitures	325	222	547
Segment assets	648,344	699,092	1,347,436

As of and for the six months ended July 3, 2022
Segment Revenues	$575,874	$701,048	$1,276,922
Segment EBITDA	72,708	135,588	208,296
Depreciation expense	11,194	11,402	22,596
Amortization of intangibles	8,539	9,455	17,994
Amortization of software development intangible assets	44	1,944	1,988
Severance, restructuring, and acquisition integration costs	4,903	4,677	9,580
Adjustments related to acquisitions and divestitures	(558)	1,134	576
Segment assets	607,386	649,595	1,256,981

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Total Segment and Consolidated Revenues	$692,245	$666,551	$1,334,034	$1,276,922

Total Segment EBITDA	$122,587	$109,947	$233,579	$208,296
Depreciation expense	(12,682)	(11,370)	(25,036)	(22,596)
Amortization of intangibles	(11,126)	(9,177)	(20,736)	(17,994)
Severance, restructuring, and acquisition integration costs (1)	(4,059)	(5,857)	(5,771)	(9,580)
Amortization of software development intangible assets	(1,820)	(981)	(3,272)	(1,988)
Adjustments related to acquisitions and divestitures (2)	(249)	(576)	(547)	(576)
Eliminations	(54)	(50)	(83)	(105)
Consolidated operating income	92,597	81,936	178,134	155,457
Interest expense, net	(8,812)	(11,276)	(17,013)	(25,687)
Loss on debt extinguishment	—	—	—	(6,392)
Total non-operating pension benefit	646	1,070	1,134	2,270
Consolidated income from continuing operations before taxes	$84,431	$71,730	$162,255	$125,648
(1) Severance, restructuring, and acquisition integration costs for the three and six months ended July 2, 2023 and July 3, 2022 included costs related to our Acquisition Integration program. See Note 11.
(2) Adjustments related to acquisitions and divestitures included fair value adjustments of acquired inventory and investments as well as gains associated with the sales of businesses.
Note 6: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Numerator:
Income from continuing operations	$68,775	$58,642	$131,720	$102,738
Less: Net income (loss) attributable to noncontrolling interest	22	81	(225)	84
Income from continuing operations attributable to Belden stockholders	68,753	58,561	131,945	102,654
Add: Loss from discontinued operations, net of tax	—	—	—	(3,685)
Add: Loss on disposal of discontinued operations, net of tax	—	—	—	(4,567)
Net income attributable to Belden stockholders	$68,753	$58,561	$131,945	$94,402

Denominator:
Weighted average shares outstanding, basic	42,497	44,252	42,663	44,535
Effect of dilutive common stock equivalents	591	530	717	644
Weighted average shares outstanding, diluted	43,088	44,782	43,380	45,179
For both the three and six months ended July 2, 2023, diluted weighted average shares outstanding excluded outstanding equity awards of 0.2 million as they were anti-dilutive. In addition, for both the three and six months ended July 2, 2023, diluted weighted average shares outstanding did not include outstanding equity awards of 0.2 million because the related performance conditions have not been satisfied.

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
Note 7: Credit Losses
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Provisions and recoveries are included in selling, general and administrative expenses.
The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three and six months ended July 2, 2023 and July 3, 2022, respectively:

	2023	2022

	(In thousands)
Beginning balance at January 1	$7,954	$4,864
Current period provision	4,004	846
Acquisitions	—	319
Recoveries collected	—	(50)
Write-offs	(3)	(667)
Fx impact	(25)	(19)
Q1 ending balance	$11,930	$5,293
Current period provision	4,194	656
Acquisitions	19	—
Fx impact	11	(81)
Write-offs	—	(64)
Recoveries collected	(8)	(12)
Q2 ending balance	$16,146	$5,792

Note 8:  Inventories
The following table presents the major classes of inventories as of July 2, 2023 and December 31, 2022, respectively:

	July 2, 2023	December 31, 2022

	(In thousands)
Raw materials	$182,683	$162,154
Work-in-process	39,252	35,011
Finished goods	183,289	190,311
Gross inventories	405,224	387,476
Excess and obsolete reserves	(59,797)	(45,913)
Net inventories	$345,427	$341,563
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.8 million and $1.6 million for the three and six months ended July 2, 2023, respectively. Our variable lease expense was approximately $0.7 million and $1.5 million for the three and six months ended July 3, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Operating lease cost	$5,415	$5,365	$10,932	$10,793

Finance lease cost
Amortization of right-of-use asset	$190	$446	$391	$734
Interest on lease liabilities	77	122	157	128
Total finance lease cost	$267	$568	$548	$862

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,625	$4,561	$9,290	$9,337

Operating cash flows from finance leases were not material during the three and six months ended July 2, 2023 and July 3, 2022.
Supplemental balance sheet information related to leases was as follows:

	July 2, 2023	December 31, 2022

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$73,435	$73,376

Accrued liabilities	$16,502	$16,442
Long-term operating lease liabilities	60,480	59,250
Total operating lease liabilities	$76,982	$75,692

Finance leases:
Other long-lived assets, at cost	$6,313	$6,323
Accumulated depreciation	(1,020)	(733)
Other long-lived assets, net	$5,293	$5,590

Accrued liabilities	$549	$391
Other long-term liabilities	5,814	5,928
Total finance lease liabilities	$6,363	$6,319

	July 2, 2023	December 31, 2022

	(In thousands, except lease term and discount rate)
Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	10 years	10 years

Weighted Average Discount Rate
Operating leases	5.2%	5.2%
Finance leases	4.2%	4.2%

The following table summarizes maturities of lease liabilities as of July 2, 2023 and December 31, 2022, respectively:

	July 2, 2023	December 31, 2022

	(In thousands)
2023	$10,501	$15,815
2024	15,574	14,809
2025	14,278	13,472
2026	12,792	11,964
2027	6,975	6,464
Thereafter	21,185	20,907
Total	$81,305	$83,431

In addition, we covenanted the lease payments for certain Grass Valley property leases which include expiration dates through 2035, and collectively have approximately $23 million of fixed lease payments remaining. These lease guarantees were retained by Belden and not transferred to the buyer of Grass Valley. During 2022, Grass Valley defaulted on two property leases. As of July 2, 2023, we have a liability for expected, future payments of $8.2 million. The liability is based on certain assumptions, such as receiving a level of sublease income, that we will reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.

Note 10:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $12.7 million and $25.0 million in the three and six months ended July 2, 2023, respectively. We recognized depreciation expense in income from continuing operations of $11.4 million and $22.6 million in the three and six months ended July 3, 2022, respectively.
We recognized amortization expense in income from continuing operations of $12.9 million and $24.0 million in the three and six months ended July 2, 2023, respectively. We recognized amortization expense in income from continuing operations of $10.2 million and $20.0 million in the three and six months ended July 3, 2022, respectively.

Asset Held for Sale
During the six months ended July 2, 2023, we entered into an agreement to sell our property in Ontario, Canada as part of a sale and leaseback transaction for $15.6 million. When the asset met the held for sale criteria, we performed a recoverability test and determined that the carrying value of the property to be disposed of is less than the purchase price less cost to sell; thus, the long-lived asset group is recoverable and no impairment exists. The carrying value of the property is not material and is included in property, plant, and equipment in the condensed consolidated balance sheets. The sale is expected to close during 2023.
Note 11:  Severance, Restructuring, and Acquisition Integration Activities
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, which are primarily focused on consolidating existing and acquired facilities as well as other support functions. The Enterprise Solutions segment incurred $1.3 million of restructuring and integration costs during the three and six months ended July 2, 2023, and the Industrial Automation Solutions segment incurred $0.1 million and $0.8 million of restructuring and integration costs during the three and six months ended July 2, 2023, respectively. The Enterprise Solutions segment incurred $1.0 million of restructuring and integration costs during the three and six months ended July 3, 2022, and the Industrial Automation Solutions segment incurred $0.1 million and $3.1 million of restructuring and integration costs during the three and six months ended July 3, 2022, respectively.
The restructuring and integration costs incurred during 2023 and 2022 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days. Furthermore, there were no significant severance accrual balances as of July 2, 2023 or December 31, 2022.
The following table summarizes the severance and other restructuring and integration costs of the Acquisition Integration Program described above by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Cost of sales	$—	$520	$—	$892
Selling, general and administrative expenses	1,323	647	1,997	3,258
Research and development expenses	94	—	94	—
Total	$1,417	$1,167	$2,091	$4,150

Note 12:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	July 2, 2023	December 31, 2022

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	490,500	480,330
3.875% Senior subordinated notes due 2028	381,500	373,590
3.375% Senior subordinated notes due 2031	327,000	320,220
Total senior subordinated notes	1,199,000	1,174,140
Less unamortized debt issuance costs	(11,848)	(12,964)
Long-term debt	$1,187,152	$1,161,176
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of July 2, 2023, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $291.2 million.
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
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of July 2, 2023 is $490.5 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of July 2, 2023 is $381.5 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of July 2, 2023 is $327.0 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of July 2, 2023 was approximately $1,099.5 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,199.0 million as of July 2, 2023.
Note 13:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of July 2, 2023, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the six months ended July 2, 2023 and July 3, 2022, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $(13.0) million and $53.5 million, respectively. In 2022, we de-designated €200.0 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €200.0 million of debt are reported in income from continuing operations.
Note 14:  Income Taxes
For the three and six months ended July 2, 2023, we recognized income tax expense of $15.7 million and $30.5 million, respectively, representing an effective tax rate of 18.5% and 18.8%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. None of the tax provisions of the Act are expected to have a material impact to our consolidated financial statements and related disclosures.
For the three and six months ended July 3, 2022, we recognized income tax expense of $13.1 million and $22.9 million, respectively, representing an effective tax rate of 18.2% for each period. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
Note 15:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Three Months Ended
Service cost	$844	$819	$3	$6
Interest cost	3,810	2,287	252	193
Expected return on plan assets	(4,329)	(3,798)	—	—
Amortization of prior service cost	44	44	—	—
Actuarial losses (gains)	(232)	224	(191)	(20)
Net periodic benefit cost (income)	$137	$(424)	$64	$179

Six Months Ended
Service cost	$1,534	$1,730	$6	$12
Interest cost	7,554	4,592	503	388
Expected return on plan assets	(8,438)	(7,761)	—	—
Amortization of prior service cost	87	91	—	—
Actuarial losses (gains)	(458)	460	(382)	(40)
Net periodic benefit cost (income)	$279	$(888)	$127	$360

Note 16:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands)
Net income	$68,775	$58,642	$131,720	$94,486
Foreign currency translation adjustments, net of tax	(4,577)	51,945	(21,595)	55,707
Adjustments to pension and postretirement liability, net of tax	(284)	181	(564)	374
Total comprehensive income	63,914	110,768	109,561	150,567
Less: Comprehensive income (loss) attributable to noncontrolling interests	24	56	(221)	86
Comprehensive income attributable to Belden	$63,890	$110,712	$109,782	$150,481
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2022	$(1,944)	$(3,927)	$(5,871)
Other comprehensive loss attributable to Belden before reclassifications	(21,599)	—	(21,599)
Amounts reclassified from accumulated other comprehensive loss	(139)	(564)	(703)
Net current period other comprehensive loss attributable to Belden	(21,738)	(564)	(22,302)
Balance at July 2, 2023	$(23,682)	$(4,491)	$(28,173)
The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the six months ended July 2, 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Income (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(840)	(1)
Prior service cost	87	(1)
Total before tax	(753)
Tax expense	189
Total net of tax	$(564)
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 15).
(2) In addition, we reclassified $0.1 million of accumulated foreign currency translation gains associated with the sale of the Hite JV.

Note 17: Share Repurchase
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

During the three months ended July 2, 2023, we repurchased 0.4 million shares of our common stock for an aggregate cost of $36.2 million at an average price per share of $92.01. During the six months ended July 2, 2023, we repurchased 1.0 million shares of our common stock for an aggregate cost of $86.2 million at an average price per share of $87.30. As of July 2, 2023, we had $278.8 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.

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

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure solutions built around 2 global businesses - Enterprise Solutions and Industrial Automation Solutions. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
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
•Execute a disciplined capital allocation strategy while maintaining net leverage of approximately 1.5x; and
•Drive Adjusted EPS to at least $8.00 by 2025.

Trends and Events
The following trends and events during 2023 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 43% of our consolidated revenues during the quarter ended July 2, 2023 were to customers outside of the U.S.
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
Sichert Acquisition
On April 17, 2023, we acquired Sichert with cash on hand for $97.5 million, net of cash acquired. Sichert, based in Berlin Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. Sichert is reported within the Enterprise Solutions segment. See Note 3.
Share Repurchase Program
During the three months ended July 2, 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program, and we repurchased 0.4 million shares of our common stock for an aggregate cost of $36.2 million at an average price per share of $92.01. See Note 17.
Sale and Deconsolidation of Hite
During the three months ended July 2, 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The sale also includes $0.6 million of potential earnout payments. The joint venture developed and provided certain Industrial Automation Solutions products and integrated solutions to customers in China. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations up to April 28, 2023 when we sold and deconsolidated the entity. See Note 1.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended July 2, 2023:
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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022

	(In thousands, except percentages)
Revenues	$692,245	$666,551	3.9%	$1,334,034	$1,276,922	4.5%
Gross profit	261,328	222,305	17.6%	507,433	431,165	17.7%
Selling, general and administrative expenses	(126,635)	(105,203)	20.4%	(248,209)	(208,269)	19.2%
Research and development expenses	(30,970)	(25,989)	19.2%	(60,354)	(49,445)	22.1%
Amortization of intangibles	(11,126)	(9,177)	21.2%	(20,736)	(17,994)	15.2%
Operating income	92,597	81,936	13.0%	178,134	155,457	14.6%
Interest expense, net	(8,812)	(11,276)	(21.9)%	(17,013)	(25,687)	(33.8)%
Non-operating pension benefit	646	1,070	(39.6)%	1,134	2,270	(50.0)%
Loss on debt extinguishment	—	—	n/a	—	(6,392)	(100.0)%
Income from continuing operations before taxes	84,431	71,730	17.7%	162,255	125,648	29.1%
Revenues increased $25.7 million and $57.1 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 due to the following factors:
•Higher sales volume and favorable pricing resulted in a $31.3 million and $72.2 million increase in revenues, respectively.
•Acquisitions, net of divestitures contributed an estimated $7.0 million and $14.9 million in revenues, respectively.
•Copper pass-through pricing had an $11.5 million and $20.1 million unfavorable impact on revenues, respectively.
•Currency translation had a $1.1 million and $9.9 million unfavorable impact on revenues, respectively.

Gross profit increased $39.0 million and $76.3 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 due to the increases in revenues discussed above and favorable product mix. Gross profit margins were robust, expanding 440 and 420 basis points to 37.8% and 38.0% in the three and six months ended July 2, 2023 from 33.4% and 33.8% in the comparable periods of 2022, respectively.

Selling, general and administrative expenses increased $21.4 million and $39.9 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities as well as increases from acquisitions.
Research and development expenses increased $5.0 million and $10.9 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 primarily due to increased investments as we further strengthen our product offering and continue our commitment to growth initiatives.
Amortization of intangibles increased $1.9 million and $2.7 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 primarily due to acquisitions.
Operating income increased $10.7 million and $22.7 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 due to the increase in gross profit, partially offset by increases in operating expenses as discussed above.
Net interest expense decreased $2.5 million and $8.7 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 due to the retirement of the 2026 Notes during 2022 and an increase in interest income. See further discussion below.
The $6.4 million loss on debt extinguishment in the six months ended July 3, 2022 represents the premium paid to the bond holders to retire the 2026 Notes and the write-off of the unamortized debt issuance costs associated with the 2026 Notes. See Note 12.

Income from continuing operations before taxes increased $12.7 million and $36.6 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 primarily due to the increase in operating income and decrease in debt costs as discussed above.
Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022

	(In thousands, except percentages)
Income from continuing operations before taxes	$84,431	$71,730	17.7%	$162,255	$125,648	29.1%
Income tax expense	15,656	13,088	19.6%	30,535	22,910	33.3%
Effective tax rate	18.5%	18.2%		18.8%	18.2%
For the three and six months ended July 2, 2023, we recognized income tax expense of $15.7 million and $30.5 million, representing an effective tax rate of 18.5% and 18.8%, respectively. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 14.
Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Six Months Ended		% Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022

	(In thousands, except percentages)
Revenues	$692,245	$666,551	3.9%	$1,334,034	$1,276,922	4.5%
Adjusted EBITDA	123,179	110,967	11.0%	234,630	210,461	11.5%
as a percent of revenues	17.8%	16.6%		17.6%	16.5%
Adjusted EBITDA increased $12.2 million and $24.2 million in the three and six months ended July 2, 2023, respectively, from the comparable periods of 2022 primarily due to leverage on higher sales volume and favorable product mix, as discussed above. Accordingly, Adjusted EBITDA margins in the three and six months ended July 2, 2023 expanded to 17.8% and 17.6% from 16.6% and 16.5% in the comparable periods of 2022, respectively.
Use of Non-GAAP Financial Information
Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; acquisition-related expenses, such as the adjustment of acquired inventory to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and assets; amortization of intangible assets; gains (losses) on debt extinguishment; certain gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.
We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. As an example, we adjust for acquisition-related expenses, such as amortization of intangibles and impacts of fair value adjustments because they generally are not related to the acquired business' core operating performance. As an additional example, we exclude the costs of restructuring programs, which can occur from time to time for our current businesses and/or recently acquired businesses. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight.

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(In thousands, except percentages)
Revenues	$692,245	$666,551	$1,334,034	$1,276,922

GAAP income from continuing operations	$68,775	$58,642	$131,720	$102,738
Income tax expense	15,656	13,088	30,535	22,910
Depreciation expense	12,682	11,370	25,036	22,596
Amortization of intangible assets	11,126	9,177	20,736	17,994
Interest expense, net	8,812	11,276	17,013	25,687
Severance, restructuring, and acquisition integration costs (1)	4,059	5,857	5,771	9,580
Amortization of software development intangible assets	1,820	981	3,272	1,988
Adjustments related to acquisitions and divestitures (2)	249	576	547	576
Loss on debt extinguishment	—	—	—	6,392
Adjusted EBITDA	$123,179	$110,967	$234,630	$210,461

GAAP income from continuing operations margin	9.9%	8.8%	9.9%	8.0%
Adjusted EBITDA margin	17.8%	16.6%	17.6%	16.5%

(1) Severance, restructuring, and acquisition integration costs for the three and six months ended July 2, 2023 and July 3, 2022 included costs related to our Acquisition Integration program. See Note 11.
(2) Adjustments related to acquisitions and divestitures included fair value adjustments of acquired inventory and investments as well as gains associated with the sales of businesses.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022

	(In thousands, except percentages)
Segment Revenues	$312,529	$307,444	1.7%	$587,872	$575,874	2.1%
Segment EBITDA	43,956	41,887	4.9%	81,161	72,708	11.6%
as a percent of segment revenues	14.1%	13.6%		13.8%	12.6%
Enterprise Solutions revenues increased $5.1 million and $12.0 million in the three and six months ended July 2, 2023 from the comparable periods of 2022, respectively. The increase in revenues in the three months ended July 2, 2023 was primarily due to increases in volume and favorable pricing of $3.5 million and acquisitions of $7.2 million, partially offset by unfavorable currency translation of $1.6 million and lower copper pass-through pricing of $4.0 million. The increase in revenues in the six months ended July 2, 2023 was primarily due to increases in volume and favorable pricing of $12.3 million and acquisitions of $11.2 million, partially offset by unfavorable currency translation of $4.6 million and lower copper pass-through pricing of $6.9 million.
Enterprise Solutions EBITDA increased $2.1 million and $8.5 million in the three and six months ended July 2, 2023 from the comparable periods of 2022, respectively, primarily as a result of the increase in revenues discussed above. Accordingly, for the three and six months ended July 2, 2023, Segment EBITDA margins expanded 50 and 120 basis points to 14.1% and 13.8% from 13.6% and 12.6% over the year ago periods, respectively.

Industrial Automation Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022

	(In thousands, except percentages)
Segment Revenues	$379,716	$359,107	5.7%	$746,162	$701,048	6.4%
Segment EBITDA	78,631	68,060	15.5%	152,418	135,588	12.4%
as a percent of segment revenues	20.7%	19.0%		20.4%	19.3%
Industrial Automation Solutions revenues increased $20.6 million and $45.1 million in the three and six months ended July 2, 2023 from the comparable periods of 2022, respectively. The increase in revenues in the three months ended July 2, 2023 was primarily due to increases in volume and favorable pricing of $27.8 million and favorable currency translation of $0.5 million, partially offset by lower copper pass-through pricing of $7.5 million and divestitures of $0.2 million. The increase in revenues in the six months ended July 2, 2023 was primarily due to increases in volume and favorable pricing of $59.9 million and acquisitions, net of divestitures of $3.7 million, partially offset by unfavorable currency translation of $5.3 million and lower copper pass-through pricing of $13.2 million.
Industrial Automation Solutions EBITDA increased $10.6 million and $16.8 million in the three and six months ended July 2, 2023 from the comparable periods of 2022, respectively, primarily as a result of the increase in revenues discussed above, including solid operating leverage on volume growth and favorable mix. Accordingly, for the three and six months ended July 2, 2023, Segment EBITDA margins expanded to 20.7% and 20.4% from 19.0% and 19.3% over the year ago periods, respectively.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements, and for the six months ended July 3, 2022, includes the results of discontinued operations up to the February 22, 2022 disposal date:

	Six Months Ended
	July 2, 2023	July 3, 2022

	(In thousands)
Net cash provided by (used for):
Operating activities	$54,715	$(8,581)
Investing activities	(121,005)	204,977
Financing activities	(105,885)	(303,251)
Effects of currency exchange rate changes on cash and cash equivalents	(734)	(9,220)
Decrease in cash and cash equivalents	(172,909)	(116,075)
Cash and cash equivalents, beginning of period	687,676	643,757
Cash and cash equivalents, end of period	$514,767	$527,682

Net cash provided by operating activities totaled $54.7 million in the six months ended July 2, 2023, compared to a use of cash of $8.6 million in the prior year. Operating cash flows improved $63.3 million compared to the prior year primarily due to a $37.2 million increase in net income and $24.8 million improvement in operating assets and liabilities. Inventories experienced the biggest improvement as we continue to reduce the outstanding backlog.

Net cash from investing activities was a use of cash of $121.0 million in the six months ended July 2, 2023, compared to a source of cash of $205.0 million in the prior year. Investing activities for the six months ended July 2, 2023 included $97.6 million primarily for the acquisition of Sichert and $32.7 million for capital expenditures, partially offset by $9.3 million received from the disposals of businesses. Investing activities for the six months ended July 3, 2022 included cash receipts of $338.7 million for the Tripwire disposal, partially offset by payments of $104.1 million for acquisitions and $31.0 million for capital expenditures.
Net cash used for financing activities totaled $105.9 million for the six months ended July 2, 2023, compared to $303.3 million in the prior year. Financing activities for the six months ended July 2, 2023 included payments under our share repurchase program of $86.2 million, payments related to share based compensation activities of $16.9 million, cash dividend payments of $4.3 million, and proceeds from the issuance of common stock of $1.6 million. Financing activities for the six months ended July 3, 2022 included payments under borrowing arrangements of $230.6 million, payments under our share repurchase program of $66.6 million, payments related to share based compensation activities of $5.2 million, cash dividend payments of $4.5 million, and proceeds from the issuance of common stock of $3.7 million.
Our cash and cash equivalents balance was $514.8 million as of July 2, 2023. Of this amount, $219.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of July 2, 2023 consisted of $1,199.0 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 12 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of July 2, 2023.

	Principal Amount by Expected Maturity			Fair
	2023	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$490,500	$490,500	$457,391
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$381,500	$381,500	$357,179
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	327,000	$327,000	$284,899
Average interest rate		3.375%
Total			$1,199,000	$1,099,469

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended July 2, 2023 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at April 2, 2023				$15,000
April 3, 2023 through May 7, 2023	—	$—	—	315,000
May 8, 2023 through June 4, 2023	42	88.03	42	311,323
June 5, 2023 through July 2, 2023	352	92.48	352	278,776
Total	394	$92.01	394	$278,776

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. In April 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended July 2, 2023, we repurchased 0.4 million shares of our common stock for an aggregate cost of $36.2 million at an average price per share of $92.01. From inception of our program to the date of this filing, we have repurchased 5.5 million shares of our common stock for an aggregate cost of $324.6 million and an average price of $59.25. See Note 17. As of the date of this filing, we had $275.4 million of authorizations remaining under the program.
Item 5:      Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended July 2, 2023.

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

BELDEN INC.

Date:	August 3, 2023	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	August 3, 2023	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 3, 2023	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer