Form 10-Q
period 2023-10-01
BELDEN INC.
filed 2023-11-02
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.
Commission File No. 001-12561
____________________________________
BELDEN INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	36-3601505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 North Brentwood Boulevard, 15th Floor, St. Louis, Missouri 63105
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
As of October 27, 2023, the Registrant had 41,681,610 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2023	December 31, 2022

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$530,971	$687,676
Receivables, net	481,125	440,102
Inventories, net	336,420	341,563
Other current assets	63,831	66,866
Total current assets	1,412,347	1,536,207
Property, plant and equipment, less accumulated depreciation	404,950	381,864
Operating lease right-of-use assets	78,497	73,376
Goodwill	892,711	862,253
Intangible assets, less accumulated amortization	271,615	246,830
Deferred income taxes	14,830	14,642
Other long-lived assets	54,449	46,503
	$3,129,399	$3,161,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,851	$350,058
Accrued liabilities	248,320	289,861
Total current liabilities	553,171	639,919
Long-term debt	1,145,796	1,161,176
Postretirement benefits	65,063	67,828
Deferred income taxes	67,709	58,582
Long-term operating lease liabilities	65,477	59,250
Other long-term liabilities	32,780	30,970
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	812,423	825,669
Retained earnings	949,422	751,522
Accumulated other comprehensive loss	(6,605)	(5,871)
Treasury stock	(556,343)	(428,812)
Total Belden stockholders’ equity	1,199,400	1,143,011
Noncontrolling interests	3	939
Total stockholders’ equity	1,199,403	1,143,950
	$3,129,399	$3,161,675
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands, except per share data)
Revenues	$626,807	$670,491	$1,960,841	$1,947,413
Cost of sales	(385,639)	(431,845)	(1,212,240)	(1,277,602)
Gross profit	241,168	238,646	748,601	669,811
Selling, general and administrative expenses	(118,079)	(110,478)	(366,288)	(318,747)
Research and development expenses	(30,190)	(26,306)	(90,544)	(75,751)
Amortization of intangibles	(9,526)	(10,105)	(30,262)	(28,099)
Gain on sale of assets	12,056	37,891	12,056	37,891
Operating income	95,429	129,648	273,563	285,105
Interest expense, net	(8,580)	(9,883)	(25,593)	(35,570)
Non-operating pension benefit	328	26	1,462	2,296
Loss on debt extinguishment	—	—	—	(6,392)
Income from continuing operations before taxes	87,177	119,791	249,432	245,439
Income tax expense	(14,850)	(16,104)	(45,385)	(39,014)
Income from continuing operations	72,327	103,687	204,047	206,425
Loss from discontinued operations, net of tax	—	—	—	(3,685)
Loss on disposal of discontinued operations, net of tax	—	(5,366)	—	(9,933)
Net income	72,327	98,321	204,047	192,807
Less: Net income (loss) attributable to noncontrolling interest	(20)	27	(245)	111
Net income attributable to Belden stockholders	$72,347	$98,294	$204,292	$192,696

Weighted average number of common shares and equivalents:
Basic	42,053	43,466	42,460	44,181
Diluted	42,625	44,063	43,129	44,810

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.72	$2.38	$4.81	$4.67
Discontinued operations	—	—	—	(0.08)
Disposal of discontinued operations	—	(0.12)	—	(0.22)
Net income	$1.72	$2.26	$4.81	$4.36

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.70	$2.35	$4.74	$4.60
Discontinued operations	—	—	—	(0.08)
Disposal of discontinued operations	—	(0.12)	—	(0.22)
Net income	$1.70	$2.23	$4.74	$4.30

Comprehensive income attributable to Belden	$93,915	$149,907	$203,697	$300,388

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	October 1, 2023	October 2, 2022

	(In thousands)
Cash flows from operating activities:
Net income	$204,047	$192,807
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	73,974	65,730
Share-based compensation	14,843	18,438
Loss on disposal of discontinued operations	—	9,934
Loss on debt extinguishment	—	6,392
Gain on sale of assets	(12,056)	(37,891)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(48,949)	(42,808)
Inventories	16,211	(11,393)
Accounts payable	(42,456)	(65,584)
Accrued liabilities	(43,318)	(41,247)
Income taxes	548	(2,347)
Other assets	(6,706)	4,269
Other liabilities	3,855	(17,500)
Net cash provided by operating activities	159,993	78,800
Cash flows from investing activities:
Cash used for business acquisitions, net of cash acquired	(106,712)	(104,481)
Capital expenditures	(61,870)	(50,250)
Proceeds from disposal of tangible assets	13,785	43,534
Proceeds from disposal of businesses, net of cash sold	9,300	334,574
Net cash provided by (used for) investing activities	(145,497)	223,377
Cash flows from financing activities:
Payments under share repurchase program	(150,000)	(136,336)
Withholding tax payments for share-based payment awards	(17,309)	(6,534)
Cash dividends paid	(6,408)	(6,762)
Payments under financing lease obligations	(254)	(123)
Payments under borrowing arrangements	—	(230,639)
Proceeds from issuance of common stock	6,568	3,717
Net cash used for financing activities	(167,403)	(376,677)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,798)	(21,791)
Decrease in cash and cash equivalents	(156,705)	(96,291)
Cash and cash equivalents, beginning of period	687,676	643,757
Cash and cash equivalents, end of period	$530,971	$547,466
The Condensed Consolidated Cash Flow Statement for the nine months ended October 2, 2022 includes the results of discontinued operations up to the February 22, 2022 disposal date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	63,192	—	—	—	(247)	62,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,300)	2	(17,298)
Common stock issuance	—	—	(420)	—	37	2,099	—	—	1,679
Retirement Savings Plan stock contributions	—	—	638	—	28	1,758	—	—	2,396
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,547)	—	47	1,951	—	—	(2,596)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,997)	—	196	7,301	—	—	(10,696)
Share repurchase program, net of excise tax	—	—	—	—	(594)	(50,266)	—	—	(50,266)
Share-based compensation	—	—	6,253	—	—	—	—	—	6,253
Common stock dividends ($0.05 per share)	—	—	—	(2,150)	—	—	—	—	(2,150)
Balance at April 2, 2023	50,335	$503	$809,596	$812,564	(7,788)	$(465,969)	$(23,171)	$694	$1,134,217
Net income	—	—	—	68,753	—	—	—	22	68,775
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,863)	2	(4,861)
Sale and deconsolidation of Hite JV	—	—	—	—	—	—	(139)	(695)	(834)
Retirement Savings Plan stock contributions	—	—	663	—	24	1,379	—	—	2,042
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,698)	—	27	767	—	—	(1,931)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,130)	—	55	2,413	—	—	(1,717)
Share repurchase program, net of excise tax	—	—	—	—	(394)	(36,463)	—	—	(36,463)
Share-based compensation	—	—	5,901	—	—	—	—	—	5,901
Common stock dividends ($0.05 per share)	—	—	—	(2,138)	—	—	—	—	(2,138)
Balance at July 2, 2023	50,335	$503	$809,332	$879,179	(8,076)	$(497,873)	$(28,173)	$23	$1,162,991
Net income (loss)	—	—	—	72,347	—	—	—	(20)	72,327
Other comprehensive income, net of tax	—	—	—	—	—	—	21,568	—	21,568
Common stock issuance	—	—	448	—	79	4,441	—	—	4,889
Retirement Savings Plan stock contributions	—	—	692	—	18	1,031	—	—	1,723
Exercise of stock options, net of tax withholding forfeitures	—	—	(620)	—	8	311	—	—	(309)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(118)	—	1	58	—	—	(60)
Share repurchase program, net of excise tax	—	—	—	—	(690)	(64,311)	—	—	(64,311)
Share-based compensation	—	—	2,689	—	—	—	—	—	2,689
Common stock dividends ($0.05 per share)	—	—	—	(2,104)	—	—	—	—	(2,104)
Balance at October 1, 2023	50,335	$503	$812,423	$949,422	(8,660)	$(556,343)	$(6,605)	$3	$1,199,403

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	35,841	—	—	—	3	35,844
Other comprehensive income, net of tax	—	—	—	—	—	—	3,928	27	3,955
Retirement Savings Plan stock contributions	—	—	(356)	—	43	2,809	—	—	2,453
Exercise of stock options, net of tax withholding forfeitures	—	—	(526)	—	6	375	—	—	(151)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,287)	—	103	7,739	—	—	(3,548)
Share repurchase program	—	—	—	—	(885)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	5,224	—	—	—	—	—	5,224
Common stock dividends ($0.05 per share)	—	—	—	(2,264)	—	—	—	—	(2,264)
Balance at April 3, 2022	50,335	$503	$826,682	$539,294	(6,093)	$(353,071)	$(66,638)	$825	$947,595

Net income	—	—	—	58,561	—	—	—	81	58,642
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	52,151	(25)	52,126
Common stock issuance	—	—	(2,775)	—	82	6,492	—	—	3,717
Retirement Savings Plan stock contributions	—	—	(730)	—	30	2,355	—	—	1,625
Exercise of stock options, net of tax withholding forfeitures	—	—	(173)	—	2	133	—	—	(40)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(8,048)	—	75	6,621	—	—	(1,427)
Share repurchase program	—	—	—	—	(320)	(16,559)	—	—	(16,559)
Share-based compensation	—	—	5,646	—	—	—	—	—	5,646
Common stock dividends ($0.05 per share)	—	—	—	(2,242)	—	—	—	—	(2,242)
Balance at July 3, 2022	50,335	$503	$820,602	$595,613	(6,224)	$(354,029)	$(14,487)	$881	$1,049,083

Net income	—	—	—	98,294	—	—	—	27	98,321
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	51,613	(44)	51,569
Retirement Savings Plan stock contributions	—	—	(339)	—	23	1,802	—	—	1,463
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,492)	—	19	1,649	—	—	(843)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,851)	—	28	2,326	—	—	(525)
Share repurchase program	—	—	—	—	(1,166)	(69,777)	—	—	(69,777)
Share-based compensation	—	—	7,568	—	—	—	—	—	7,568
Common stock dividends ($0.05 per share)	—	—	—	(2,185)	—	—	—	—	(2,185)
Balance at October 2, 2022	50,335	$503	$822,488	$691,722	(7,320)	$(418,029)	$37,126	$864	$1,134,674

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
Business Description
We are a leading global supplier of network infrastructure and digitization solutions built around two global businesses - Enterprise Solutions and Industrial Automation Solutions. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 2, 2023, the 92nd day of our fiscal year 2023. Our fiscal second and third quarters each have 91 days. The nine months ended October 1, 2023 and October 2, 2022 included 274 and 275 days, respectively.
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
As of and during the three and nine months ended October 1, 2023 and October 2, 2022, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended October 1, 2023 and October 2, 2022.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of October 1, 2023, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of October 1, 2023, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $8.3 million, $4.7 million, and $4.1 million, respectively.
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
Noncontrolling Interest
On April 28, 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The sale also includes $0.6 million of potential earnout payments. The joint venture developed and provided certain Industrial Automation Solutions products and integrated solutions to customers in China. The joint venture was determined to not have sufficient equity at risk; therefore, it was considered a variable interest entity. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations up to April 28, 2023 when we sold and deconsolidated the entity. The joint venture was not material to our consolidated financial statements during the nine months ended October 1, 2023 and October 2, 2022.
A Belden subsidiary includes a noncontrolling interest as of and for the periods ended October 1, 2023 and October 2, 2022. The results attributable to the noncontrolling interest holders are not material to our consolidated financial statements, and are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
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
The following tables present our revenues disaggregated by major product category.

	Broadband Solutions	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended October 1, 2023	(In thousands)
Enterprise Solutions	$146,048	$—	$137,857	$283,905
Industrial Automation Solutions	—	342,902	—	342,902
Total	$146,048	$342,902	$137,857	$626,807

Three Months Ended October 2, 2022
Enterprise Solutions	$155,865	$—	$163,336	$319,201
Industrial Automation Solutions	—	351,290	—	351,290
Total	$155,865	$351,290	$163,336	$670,491

Nine Months Ended October 1, 2023
Enterprise Solutions	$436,935	$—	$434,842	$871,777
Industrial Automation Solutions	—	1,089,064	—	1,089,064
Total	$436,935	$1,089,064	$434,842	$1,960,841

Nine Months Ended October 2, 2022
Enterprise Solutions	$424,441	$—	$470,634	$895,075
Industrial Automation Solutions	—	1,052,338	—	1,052,338
Total	$424,441	$1,052,338	$470,634	$1,947,413
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended October 1, 2023	(In thousands)
Enterprise Solutions	$199,002	$51,476	$33,427	$283,905
Industrial Automation Solutions	195,154	92,189	55,559	342,902
Total	$394,156	$143,665	$88,986	$626,807

Three Months Ended October 2, 2022
Enterprise Solutions	$247,322	$35,045	$36,834	$319,201
Industrial Automation Solutions	202,632	87,828	60,830	351,290
Total	$449,954	$122,873	$97,664	$670,491

Nine Months Ended October 1, 2023
Enterprise Solutions	$659,360	$125,595	$86,822	$871,777
Industrial Automation Solutions	624,219	303,165	161,680	1,089,064
Total	$1,283,579	$428,760	$248,502	$1,960,841

Nine Months Ended October 2, 2022
Enterprise Solutions	$685,209	$110,931	$98,935	$895,075
Industrial Automation Solutions	620,987	270,044	161,307	1,052,338
Total	$1,306,196	$380,975	$260,242	$1,947,413

We generate revenues primarily by selling products that support communication, infrastructure, and delivery solutions that make the digital journey simpler, smarter, and secure. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine relative standalone selling price using the prices charged separately to customers on a standalone basis. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Typically, payments are due after control transfers, which is less than one year from satisfaction of the performance obligation.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended October 1, 2023 and October 2, 2022.
The following table presents estimated and accrued variable consideration:

	October 1, 2023	December 31, 2022

	(in thousands)
Accrued rebates included in accrued liabilities	$37,872	$55,559
Accrued returns included in accrued liabilities	13,722	11,700
Price adjustments recognized against gross accounts receivable	26,871	24,304

Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of October 1, 2023, total deferred revenue was $27.7 million, and of this amount, $21.5 million is expected to be recognized within the next twelve months, and the remaining $6.2 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and nine months ended October 1, 2023 and October 2, 2022, respectively:

	2023	2022

	(In thousands)
Beginning balance at January 1	$33,243	$19,390
New deferrals	4,359	8,857
Acquisitions	—	6,567
Revenue recognized	(8,307)	(3,365)
Balance at the end of Q1	$29,295	$31,449

New deferrals	6,900	4,265
Revenue recognized	(6,528)	(8,880)
Balance at the end of Q2	$29,667	$26,834

New deferrals	9,146	7,137
Acquisitions	104	—
Revenue recognized	(11,224)	(4,960)
Balance at the end of Q3	$27,693	$29,011

Service-type warranties represent $9.9 million of the deferred revenue balance at October 1, 2023, and of this amount $6.1 million is expected to be recognized in the next twelve months, and the remaining $3.8 million is long-term and will be recognized over a period greater than twelve months. As of October 1, 2023 and December 31, 2022, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions on our balance sheet as of October 1, 2023 and December 31, 2022. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Nine Months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Sales commissions	$4,729	$6,372	$16,819	$17,721
Note 3:  Acquisitions
On August 31, 2023, we acquired CloudRail GmbH (CloudRail) with cash on hand for $9.2 million, net of cash acquired. CloudRail, based in Mannheim, Germany, specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. The results of CloudRail have been included in our Condensed Consolidated Financial Statements from August 31, 2023 and are reported within the Industrial Automation Solutions segment. The CloudRail acquisition was not material to our financial position or results of operations.

On April 17, 2023, we acquired Berthold Sichert GmbH (Sichert) with cash on hand for $97.5 million, net of cash acquired. Sichert, based in Berlin, Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. Sichert is reported within the Enterprise Solutions segment. The Sichert acquisition was not material to our results of operations. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Receivables	$6,040
Inventory	13,113
Other current assets	816
Property, plant and equipment	13,247
Intangible assets	44,764
Goodwill	27,457
Other long-lived assets	4,922
Total assets acquired	$110,359

Accounts payable	$2,423
Accrued liabilities	2,015
Deferred income taxes	8,417
Total liabilities assumed	$12,855

Net assets	$97,504
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
The preliminary fair value of acquired receivables is $6.0 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, we based our preliminary estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including discounted cash flows, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of broadband product offerings in end-to-end solutions. Our tax basis in the acquired goodwill is zero.
The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$41,597	20.0
Trademarks	2,184	7.0
Sales backlog	983	0.2
Total intangible assets subject to amortization	$44,764

Intangible assets not subject to amortization:
Goodwill	$27,457	n/a
Total intangible assets not subject to amortization	$27,457

Total intangible assets	$72,221
Weighted average amortization period		18.9
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
From January 1, 2022 to February 22, 2022, the Tripwire disposal group did not have any capital expenditures and recognized share-based compensation expense of $0.2 million. The disposal group did not have any significant non-cash charges for investing activities from January 1, 2022 to February 22, 2022.
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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended October 1, 2023
Segment Revenues	$283,905	$342,902	$626,807
Segment EBITDA	37,693	77,244	114,937
Depreciation expense	6,632	6,810	13,442
Amortization of intangibles	4,468	5,058	9,526
Amortization of software development intangible assets	—	1,963	1,963
Severance, restructuring, and acquisition integration costs	3,453	2,622	6,075
Adjustments related to acquisitions and divestitures	197	298	495
Segment assets	625,356	698,287	1,323,643

As of and for the three months ended October 2, 2022
Segment Revenues	$319,201	$351,290	$670,491
Segment EBITDA	46,110	71,055	117,165
Depreciation expense	6,020	5,827	11,847
Amortization of intangibles	4,512	5,593	10,105
Amortization of software development intangible assets	8	860	868
Severance, restructuring, and acquisition integration costs	2,702	1,858	4,560
Adjustments related to acquisitions and divestitures	(2,537)	514	(2,023)
Segment assets	575,829	632,997	1,208,826

As of and for the nine months ended October 1, 2023
Segment revenues	$871,777	$1,089,064	$1,960,841
Segment EBITDA	118,854	229,662	348,516
Depreciation expense	18,779	19,699	38,478
Amortization of intangibles	15,171	15,091	30,262
Amortization of software development intangible assets	—	5,235	5,235
Severance, restructuring, and acquisition integration costs	5,147	6,699	11,846
Adjustments related to acquisitions and divestitures	522	520	1,042
Segment assets	625,356	698,287	1,323,643

As of and for the nine months ended October 2, 2022
Segment Revenues	$895,075	$1,052,338	$1,947,413
Segment EBITDA	118,818	206,643	325,461
Depreciation expense	17,214	17,229	34,443
Amortization of intangibles	13,051	15,048	28,099
Amortization of software development intangible assets	52	2,804	2,856
Severance, restructuring, and acquisition integration costs	7,605	6,535	14,140
Adjustments related to acquisitions and divestitures	(3,095)	1,648	(1,447)
Segment assets	575,829	632,997	1,208,826

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Total Segment and Consolidated Revenues	$626,807	$670,491	$1,960,841	$1,947,413

Total Segment EBITDA	$114,937	$117,165	$348,516	$325,461
Gain on sale of asset	12,056	37,891	12,056	37,891
Depreciation expense	(13,442)	(11,847)	(38,478)	(34,443)
Amortization of intangibles	(9,526)	(10,105)	(30,262)	(28,099)
Severance, restructuring, and acquisition integration costs (1)	(6,075)	(4,560)	(11,846)	(14,140)
Amortization of software development intangible assets	(1,963)	(868)	(5,235)	(2,856)
Adjustments related to acquisitions and divestitures (2)	(495)	2,023	(1,042)	1,447
Eliminations	(63)	(51)	(146)	(156)
Consolidated operating income	95,429	129,648	273,563	285,105
Interest expense, net	(8,580)	(9,883)	(25,593)	(35,570)
Loss on debt extinguishment	—	—	—	(6,392)
Total non-operating pension benefit	328	26	1,462	2,296
Consolidated income from continuing operations before taxes	$87,177	$119,791	$249,432	$245,439
(1) Severance, restructuring, and acquisition integration costs for the three and nine months ended October 1, 2023 and October 2, 2022 included costs related to our Acquisition Integration Program. See Note 11.
(2) Adjustments related to acquisitions and divestitures included fair value adjustments of acquired inventory and investments as well as gains associated with the sales of businesses.
Note 6: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Numerator:
Income from continuing operations	$72,327	$103,687	$204,047	$206,425
Less: Net income (loss) attributable to noncontrolling interest	(20)	27	(245)	111
Income from continuing operations attributable to Belden stockholders	72,347	103,660	204,292	206,314
Add: Loss from discontinued operations, net of tax	—	—	—	(3,685)
Add: Loss on disposal of discontinued operations, net of tax	—	(5,366)	—	(9,933)
Net income attributable to Belden stockholders	$72,347	$98,294	$204,292	$192,696

Denominator:
Weighted average shares outstanding, basic	42,053	43,466	42,460	44,181
Effect of dilutive common stock equivalents	572	597	669	629
Weighted average shares outstanding, diluted	42,625	44,063	43,129	44,810

For the three and nine months ended October 1, 2023, diluted weighted average shares outstanding excluded outstanding equity awards of 0.1 million and 0.2 million, respectively, as they were anti-dilutive. In addition, for the three and nine months ended October 1, 2023, diluted weighted average shares outstanding did not include outstanding equity awards of 0.2 million and 0.3 million because the related performance conditions have not been satisfied.
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
Note 7: Credit Losses
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Provisions and recoveries are included in selling, general and administrative expenses. The following table presents the activity in the trade receivables allowance for doubtful accounts for our continuing operations for the three and nine months ended October 1, 2023 and October 2, 2022, respectively:

	2023	2022

	(In thousands)
Beginning balance at January 1	$7,954	$4,864
Current period provision	4,004	846
Acquisitions	—	319
Recoveries collected	—	(50)
Write-offs	(3)	(667)
Fx impact	(25)	(19)
Q1 ending balance	$11,930	$5,293
Current period provision	4,194	656
Acquisitions	19	—
Fx impact	11	(81)
Write-offs	—	(64)
Recoveries collected	(8)	(12)
Q2 ending balance	$16,146	$5,792
Current period provision	4,933	92
Write-offs	(31)	(2,717)
Recoveries collected	(824)	(23)
Fx impact	(72)	(104)
Q3 ending balance	$20,152	$3,040

Note 8:  Inventories
The following table presents the major classes of inventories as of October 1, 2023 and December 31, 2022, respectively:

	October 1, 2023	December 31, 2022

	(In thousands)
Raw materials	$174,980	$162,154
Work-in-process	40,555	35,011
Finished goods	176,675	190,311
Gross inventories	392,210	387,476
Excess and obsolete reserves	(55,790)	(45,913)
Net inventories	$336,420	$341,563
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.8 million and $2.4 million for the three and nine months ended October 1, 2023, respectively. Our variable lease expense was approximately $0.7 million and $2.2 million for the three and nine months ended October 2, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Operating lease cost	$5,568	$5,185	$16,500	$15,978

Finance lease cost
Amortization of right-of-use asset	$187	$157	$578	$891
Interest on lease liabilities	75	65	232	193
Total finance lease cost	$262	$222	$810	$1,084

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,674	$4,488	$13,964	$13,825

Operating cash flows from finance leases were not material during the three and nine months ended October 1, 2023 and October 2, 2022.
Supplemental balance sheet information related to leases was as follows:

	October 1, 2023	December 31, 2022

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$78,497	$73,376

Accrued liabilities	$15,785	$16,442
Long-term operating lease liabilities	65,477	59,250
Total operating lease liabilities	$81,262	$75,692

Finance leases:
Other long-lived assets, at cost	$6,309	$6,323
Accumulated depreciation	(1,173)	(733)
Other long-lived assets, net	$5,136	$5,590

Accrued liabilities	$546	$391
Other long-term liabilities	5,672	5,928
Total finance lease liabilities	$6,218	$6,319

	October 1, 2023	December 31, 2022

	(In thousands, except lease term and discount rate)
Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	9 years	10 years

Weighted Average Discount Rate
Operating leases	4.7%	5.2%
Finance leases	4.2%	4.2%

The following table summarizes maturities of lease liabilities as of October 1, 2023 and December 31, 2022, respectively:

	October 1, 2023	December 31, 2022

	(In thousands)
2023	$4,513	$15,815
2024	16,377	14,809
2025	15,103	13,472
2026	13,606	11,964
2027	7,811	6,464
Thereafter	28,392	20,907
Total	$85,802	$83,431

In addition, we covenanted the lease payments for certain Grass Valley property leases which include expiration dates through 2035, and collectively have approximately $22 million of fixed lease payments remaining. These lease guarantees were retained by Belden and not transferred to the buyer of Grass Valley. During 2022, Grass Valley defaulted on two property leases. As of October 1, 2023, we have a liability for expected, future payments of $7.4 million. The liability is based on certain assumptions, such as receiving a level of sublease income, that we will reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.

Note 10:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $13.4 million and $38.5 million in the three and nine months ended October 1, 2023, respectively. We recognized depreciation expense in income from continuing operations of $11.8 million and $34.4 million in the three and nine months ended October 2, 2022, respectively.

We recognized amortization expense in income from continuing operations of $11.5 million and $35.5 million in the three and nine months ended October 1, 2023, respectively. We recognized amortization expense in income from continuing operations of $11.0 million and $31.0 million in the three and nine months ended October 2, 2022, respectively.

Gain on Sale of Assets
During the three and nine months ended October 1, 2023, we sold our property in Ontario, Canada as part of a sale and leaseback transaction for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA for our Industrial Automation Solutions segment.

During the three and nine months ended October 2, 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Note 11:  Severance, Restructuring, and Acquisition Integration Activities
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, which are primarily focused on consolidating existing and acquired facilities as well as other support functions. The Enterprise Solutions segment incurred $3.2 million and $4.5 million of restructuring and integration costs during the three and nine months ended October 1, 2023, and the Industrial Automation Solutions segment incurred $1.6 million and $2.4 million of restructuring and integration costs during the three and nine months ended October 1, 2023, respectively. The Enterprise Solutions segment incurred $3.7 million and $4.7 million of restructuring and integration costs during the three and nine months ended October 2, 2022, and the Industrial Automation Solutions segment incurred $0.1 million and $3.2 million of restructuring and integration costs during the three and nine months ended October 2, 2022, respectively.
The restructuring and integration costs incurred during 2023 and 2022 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days. Furthermore, there were no significant severance accrual balances as of October 1, 2023 or December 31, 2022.
The following table summarizes the severance and other restructuring and integration costs of the Acquisition Integration Program described above by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Cost of sales	$214	$2,809	$214	$8,873
Selling, general and administrative expenses	4,657	1,823	6,654	5,756
Research and development expenses	(50)	—	44	—
Total	$4,821	$4,632	$6,912	$14,629

Note 12:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	October 1, 2023	December 31, 2022

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	473,355	480,330
3.875% Senior subordinated notes due 2028	368,165	373,590
3.375% Senior subordinated notes due 2031	315,570	320,220
Total senior subordinated notes	1,157,090	1,174,140
Less unamortized debt issuance costs	(11,294)	(12,964)
Long-term debt	$1,145,796	$1,161,176
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of October 1, 2023, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $291.9 million.
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
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of October 1, 2023 is $473.4 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of October 1, 2023 is $368.2 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of October 1, 2023 is $315.6 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of October 1, 2023 was approximately $1,042.3 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,157.1 million as of October 1, 2023.
Note 13:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of October 1, 2023, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the nine months ended October 1, 2023 and October 2, 2022, the transaction gain associated with the net investment hedge reported in other comprehensive income was $8.8 million and $102.1 million, respectively. In 2022, we de-designated €200.0 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €200.0 million of debt are reported in income from continuing operations.
Note 14:  Income Taxes
For the three and nine months ended October 1, 2023, we recognized income tax expense of $14.9 million and $45.4 million, respectively, representing an effective tax rate of 17.0% and 18.2%, respectively. For the three and nine months ended October 2, 2022, we recognized income tax expense of $16.1 million and $39.0 million, respectively, representing effective tax rates of 13.4% and 15.9%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. None of the tax provisions of the Act are expected to have a material impact to our consolidated financial statements and related disclosures.
Note 15:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Three Months Ended
Service cost	$522	$758	$3	$6
Interest cost	3,838	2,241	253	190
Expected return on plan assets	(4,038)	(3,644)	—	—
Amortization of prior service cost	45	41	—	—
Actuarial losses (gains)	(234)	212	(192)	(20)
Settlement loss	—	954	—
Net periodic benefit cost	$133	$562	$64	$176

Nine Months Ended
Service cost	$2,056	$2,488	$6	$18
Interest cost	11,392	6,833	756	578
Expected return on plan assets	(12,476)	(11,405)	—	—
Amortization of prior service cost	132	132	—	—
Actuarial losses (gains)	(692)	672	(574)	(60)
Settlement loss	—	954	—	—
Net periodic benefit cost (income)	$412	$(326)	$188	$536
We recorded a settlement loss of $1.0 million during the three and nine months ended October 2, 2022. The settlement loss was the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective service cost and interest cost amounts.

Note 16:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands)
Net income	$72,327	$98,321	$204,047	$192,807
Foreign currency translation adjustments, net of tax	21,852	50,681	257	106,388
Adjustments to pension and postretirement liability, net of tax	(284)	888	(848)	1,262
Total comprehensive income	93,895	149,890	203,456	300,457
Less: Comprehensive income (loss) attributable to noncontrolling interests	(20)	(17)	(241)	69
Comprehensive income attributable to Belden	$93,915	$149,907	$203,697	$300,388
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material.
The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2022	$(1,944)	$(3,927)	$(5,871)
Other comprehensive loss attributable to Belden before reclassifications	253	—	253
Amounts reclassified from accumulated other comprehensive loss	(139)	(848)	(987)
Net current period other comprehensive loss attributable to Belden	114	(848)	(734)
Balance at October 1, 2023	$(1,830)	$(4,775)	$(6,605)
The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the nine months ended October 1, 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Income (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(1,266)	(1)
Prior service cost	132	(1)
Total before tax	(1,134)
Tax expense	286
Total net of tax	$(848)
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

During the three months ended October 1, 2023, we repurchased 0.7 million shares of our common stock for an aggregate cost of $63.8 million at an average price per share of $92.46. During the nine months ended October 1, 2023, we repurchased 1.7 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $89.42. As of October 1, 2023, we had $215.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.

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

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure and digitization solutions built around 2 global businesses - Enterprise Solutions and Industrial Automation Solutions. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 46% of our consolidated revenues during the quarter ended October 1, 2023 were to customers outside of the U.S.
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
CloudRail Acquisition
On August 31, 2023, we acquired CloudRail with cash on hand for $9.2 million, net of cash acquired. CloudRail, based in Mannheim, Germany, specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. CloudRail is reported within the Industrial Automation Solutions segment. See Note 3.

Sichert Acquisition
On April 17, 2023, we acquired Sichert with cash on hand for $97.5 million, net of cash acquired. Sichert, based in Berlin Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. Sichert is reported within the Enterprise Solutions segment. See Note 3.
Gain on Sale of Assets
In September 2023, we sold our property in Ontario, Canada as part of a sale and leaseback transaction for $13.8 million and recognized a $12.1 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA. See Note 10.
Share Repurchase Program
During the three months ended October 1, 2023, we repurchased 0.7 million shares of our common stock for an aggregate cost of $63.8 million at an average price per share of $92.46. During the nine months ended October 1, 2023, we repurchased 1.7 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $89.42. See Note 17.
Sale and Deconsolidation of Hite
On April 28, 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The sale also includes $0.6 million of potential earnout payments. The joint venture developed and provided certain Industrial Automation Solutions products and integrated solutions to customers in China. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations up to the disposal date when we sold and deconsolidated the entity. See Note 1.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended October 1, 2023:
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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022

	(In thousands, except percentages)
Revenues	$626,807	$670,491	(6.5)%	$1,960,841	$1,947,413	0.7%
Gross profit	241,168	238,646	1.1%	748,601	669,811	11.8%
Selling, general and administrative expenses	(118,079)	(110,478)	6.9%	(366,288)	(318,747)	14.9%
Research and development expenses	(30,190)	(26,306)	14.8%	(90,544)	(75,751)	19.5%
Amortization of intangibles	(9,526)	(10,105)	(5.7)%	(30,262)	(28,099)	7.7%
Gain on sale of assets	12,056	37,891	(68.2)%	12,056	37,891	(68.2)%
Operating income	95,429	129,648	(26.4)%	273,563	285,105	(4.0)%
Interest expense, net	(8,580)	(9,883)	(13.2)%	(25,593)	(35,570)	(28.0)%
Non-operating pension benefit	328	26	1,161.5%	1,462	2,296	(36.3)%
Loss on debt extinguishment	—	—	n/a	—	(6,392)	(100.0)%
Income from continuing operations before taxes	87,177	119,791	(27.2)%	249,432	245,439	1.6%
Revenues decreased $43.7 million and increased $13.4 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022 due to the following factors:
•Sales volume resulted in a $60.1 million decline and $12.1 million increase in revenues, respectively.
•Acquisitions, net of divestitures contributed an estimated $12.7 million and $27.6 million in revenues, respectively.
•Copper pass-through pricing had a $0.7 million favorable and $19.4 million unfavorable impact on revenues, respectively.
•Currency translation had a $3.0 million favorable and $6.9 million unfavorable impact on revenues, respectively.

Gross profit increased $2.5 million and $78.8 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022 primarily due to favorable product mix and pricing. Gross profit margins were robust, expanding 290 and 380 basis points to 38.5% and 38.2% in the three and nine months ended October 1, 2023 from 35.6% and 34.4% in the comparable periods of 2022, respectively.

Selling, general and administrative expenses increased $7.6 million and $47.5 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022. The increase in selling, general and administrative expenses is primarily attributable to strategic investments to enhance our solution selling capabilities as well as increases from acquisitions.
Research and development expenses increased $3.9 million and $14.8 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022 primarily due to increased investments as we further strengthen our product offering and continue our commitment to growth initiatives.
Amortization of intangibles decreased $0.6 million and increased $2.2 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022 primarily due to acquisitions. The decrease in the three months ended October 1, 2023 was primarily due to fair value adjustments during the quarter related to intangible assets from the Sichert acquisition.
The $12.1 million and $37.9 million pre-tax gain on sale of assets in 2023 and 2022, respectively, represents the gain on certain real estate sold in Canada and the United States for $13.8 million and $42.2 million, respectively. See Note 10.
Operating income decreased $34.2 million and increased $11.5 million in the three and nine ended October 1, 2023 from the comparable periods of 2022 primarily due to the changes in revenues as discussed above.

Net interest expense decreased $1.3 million and $10.0 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022 due to the retirement of the 2026 Notes during 2022 and an increase in interest income. See further discussion below.
The $6.4 million loss on debt extinguishment in the nine months ended October 2, 2022 represents the premium paid to the bond holders to retire the 2026 Notes and the write-off of the unamortized debt issuance costs associated with the 2026 Notes. See Note 12.
Income from continuing operations before taxes decreased $32.6 million and increased $4.0 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022 primarily due to the changes in operating income and decrease in debt costs as discussed above.
Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022

	(In thousands, except percentages)
Income from continuing operations before taxes	$87,177	$119,791	(27.2)%	$249,432	$245,439	1.6%
Income tax expense	14,850	16,104	(7.8)%	45,385	39,014	16.3%
Effective tax rate	17.0%	13.4%		18.2%	15.9%
For the three and nine months ended October 1, 2023, we recognized income tax expense of $14.9 million and $45.4 million, representing an effective tax rate of 17.0% and 18.2%, respectively. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 14.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022

	(In thousands, except percentages)
Revenues	$626,807	$670,491	(6.5)%	$1,960,841	$1,947,413	0.7%
Adjusted EBITDA	115,202	118,094	(2.4)%	349,832	328,555	6.5%
as a percent of revenues	18.4%	17.6%		17.8%	16.9%

Adjusted EBITDA decreased $2.9 million and increased $21.3 million in the three and nine months ended October 1, 2023, respectively, from the comparable periods of 2022 primarilly due to the fluctuations in revenues as discussed above. Furthermore, Adjusted EBITDA margins in the three and nine months ended October 1, 2023 expanded to 18.4% and 17.8% from 17.6% and 16.9% in the comparable periods of 2022, respectively, due to favorable product mix.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(In thousands, except percentages)
Revenues	$626,807	$670,491	$1,960,841	$1,947,413

GAAP income from continuing operations	$72,327	$103,687	$204,047	$206,425
Income tax expense	14,850	16,104	45,385	39,014
Depreciation expense	13,442	11,847	38,478	34,443
Amortization of intangible assets	9,526	10,105	30,262	28,099
Interest expense, net	8,580	9,883	25,593	35,570
Severance, restructuring, and acquisition integration costs (1)	6,075	4,560	11,846	14,140
Loss on debt extinguishment	—	—	—	6,392
Amortization of software development intangible assets	1,963	868	5,235	2,856
Non-operating pension settlement loss	—	954	—	954
Adjustments related to acquisitions and divestitures (2)	495	(2,023)	1,042	(1,447)
Gain on sale of assets	(12,056)	(37,891)	(12,056)	(37,891)
Adjusted EBITDA	$115,202	$118,094	$349,832	$328,555

GAAP income from continuing operations margin	11.5%	15.5%	10.4%	10.6%
Adjusted EBITDA margin	18.4%	17.6%	17.8%	16.9%

(1) Severance, restructuring, and acquisition integration costs for the three and nine months ended October 1, 2023 and October 2, 2022 included costs related to our Acquisition Integration program. See Note 11.
(2) Adjustments related to acquisitions and divestitures included fair value adjustments of acquired inventory and investments as well as gains associated with the sales of businesses.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022

	(In thousands, except percentages)
Segment Revenues	$283,905	$319,201	(11.1)%	$871,777	$895,075	(2.6)%
Segment EBITDA	37,693	46,110	(18.3)%	118,854	118,818	—%
as a percent of segment revenues	13.3%	14.4%		13.6%	13.3%

Enterprise Solutions revenues decreased $35.3 million and $23.3 million in the three and nine months ended October 1, 2023 from the comparable periods of 2022, respectively. The decrease in revenues in the three months ended October 1, 2023 was primarily due to decreases in volume, lower copper pass-through pricing, and unfavorable currency translation of $46.1 million, $2.0 million, and $0.4 million, respectively, partially offset by $13.2 million from acquisitions. The decrease in revenues in the nine months ended October 1, 2023 was primarily due to decreases in volume, lower copper pass-through pricing, and unfavorable currency translation of $33.8 million, $8.9 million, and $5.0 million, respectively, partially offset by acquisitions of $24.4 million.
Enterprise Solutions EBITDA decreased $8.4 million in the three months ended October 1, 2023 from the comparable period of 2022 primarily as a result of the decrease in revenues discussed above and remained relatively flat in the nine months ended October 1, 2023 from the comparable period of 2022.
Industrial Automation Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022

	(In thousands, except percentages)
Segment Revenues	$342,902	$351,290	(2.4)%	$1,089,064	$1,052,338	3.5%
Segment EBITDA	77,244	71,055	8.7%	229,662	206,643	11.1%
as a percent of segment revenues	22.5%	20.2%		21.1%	19.6%
Industrial Automation Solutions revenues decreased $8.4 million in the three months ended October 1, 2023 from the comparable period of 2022 and increased $36.7 million in the nine months ended October 1, 2023 from the comparable period of 2022. The decrease in revenues in the three months ended October 1, 2023 was primarily due to decreases in volume of $14.0 million and divestitures, net of acquisitions of $0.5 million, partially offset by favorable currency translation and higher copper pass-through pricing of $3.4 million and $2.7 million, respectively. The increase in revenues in the nine months ended October 1, 2023 was primarily due to increases in volume and favorable pricing of $45.9 million and acquisitions, net of divestitures of $3.2 million, partially offset by lower copper pass-through pricing and unfavorable currency translation of $10.5 million and $1.9 million, respectively.
Industrial Automation Solutions EBITDA increased $6.2 million and $23.0 million in the three and nine months ended October 1, 2023 from the comparable periods of 2022, respectively, primarily as a result of favorable product mix. Accordingly, for the three and nine months ended October 1, 2023, Segment EBITDA margins expanded to 22.5% and 21.1% from 20.2% and 19.6% over the year ago periods, respectively.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results of discontinued operations up to the February 22, 2022 disposal date:

	Nine Months Ended
	October 1, 2023	October 2, 2022

	(In thousands)
Net cash provided by (used for):
Operating activities	$159,993	$78,800
Investing activities	(145,497)	223,377
Financing activities	(167,403)	(376,677)
Effects of currency exchange rate changes on cash and cash equivalents	(3,798)	(21,791)
Decrease in cash and cash equivalents	(156,705)	(96,291)
Cash and cash equivalents, beginning of period	687,676	643,757
Cash and cash equivalents, end of period	$530,971	$547,466

Net cash provided by operating activities totaled $160.0 million in the nine months ended October 1, 2023, compared to $78.8 million in the prior year. Operating cash flows improved $81.2 million compared to the prior year primarily due to an $11.2 million increase in net income and a $55.8 million improvement in operating assets and liabilities. Inventories experienced the biggest improvement as we continue to reduce the outstanding backlog.

Net cash from investing activities was a use of cash of $145.5 million in the nine months ended October 1, 2023, compared to a source of cash of $223.4 million in the prior year. Investing activities for the nine months ended October 1, 2023 included $106.7 million primarily for the acquisitions of Sichert and Cloudrail and $61.9 million for capital expenditures, partially offset by $13.8 million for asset sales and $9.3 million received from the disposals of businesses. Investing activities for the nine months ended October 2, 2022 included cash receipts of $334.6 million primarily for the Tripwire disposal and $43.5 million for asset sales, partially offset by payments of $104.5 million for acquisitions and $50.3 million for capital expenditures.
Net cash used for financing activities totaled $167.4 million for the nine months ended October 1, 2023, compared to $376.7 million in the prior year. Financing activities for the nine months ended October 1, 2023 included payments under our share repurchase program of $150.0 million, payments related to share based compensation activities of $17.3 million, cash dividend payments of $6.4 million, financing lease payments of $0.3 million, and proceeds from the issuance of common stock of $6.6 million. Financing activities for the nine months ended October 2, 2022 included payments under borrowing arrangements of $230.6 million, payments under our share repurchase program of $136.3 million, cash dividend payments of $6.8 million, net payments related to share based compensation activities of $6.5 million, and proceeds from the issuance of common stock of $3.7 million.
Our cash and cash equivalents balance was $531.0 million as of October 1, 2023. Of this amount, $237.6 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of October 1, 2023 consisted of $1,157.1 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 12 to the Condensed Consolidated Financial Statements.

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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of October 1, 2023.

	Principal Amount by Expected Maturity			Fair
	2023	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$473,355	$473,355	$434,895
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$368,165	$368,165	$341,933
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	315,570	$315,570	$265,473
Average interest rate		3.375%
Total			$1,157,090	$1,042,301
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended October 1, 2023 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at July 2, 2023				$278,776
July 3, 2023 through August 6, 2023	62	$94.72	62	272,948
August 7, 2023 through September 3, 2023	327	88.98	327	243,869
September 4, 2023 through October 1, 2023	301	95.76	301	215,000
Total	690	$92.46	690	$215,000

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. In April 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended October 1, 2023, we repurchased 0.7 million shares of our common stock for an aggregate cost of $63.8 million at an average price per share of $92.46. From inception of our program to the date of this filing, we have repurchased 6.1 million shares of our common stock for an aggregate cost of $385.0 million and an average price per share of $62.78. See Note 17. As of the date of this filing, we had $215.0 million of authorizations remaining under the program.
Item 5:      Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended October 1, 2023.

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

BELDEN INC.

Date:	November 2, 2023	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	November 2, 2023	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 2, 2023	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer