Form 10-K
period 2023-12-31
BELDEN INC.
filed 2024-02-13
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-12561
_________________________________
BELDEN INC.
(Exact name of registrant as specified in its charter)
_________________________________

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
Yes  ☐   No   ☑.
At July 2, 2023, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $3,093,598,658 based on the closing price ($95.65) of such stock on such date.
As of February 7, 2024, there were 41,085,542 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2023 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Part I
Item 1. Business
General
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure and digitization solutions that makes the digital journey simpler, smarter and secure. We’re moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions. With a legacy of quality and reliability spanning 120-plus years, we have a strong foundation to continue building the future. Our business is organized around two global businesses, Enterprise Solutions and Industrial Automation Solutions, both of which benefit from favorable secular trends which we expect to drive future growth. Each business represents a reportable segment. Financial information about our segments appears in Note 6 to the Consolidated Financial Statements. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers (OEMs). Belden Inc. is a Delaware corporation incorporated in 1988, but the Company’s roots date back to its founding by Joseph Belden in 1902.
As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.
Strategy and Business Model
Our purpose is to build the foundation for a digital world. Within Enterprise Solutions, our Smart Buildings products offer in-building wired and wireless infrastructures, fiber technology innovation, and design collaboration and customization to connect people with facilities through innovative solutions for enhanced human engagement, productivity, and security. Also within Enterprise Solutions, our Broadband Solutions products offer a broad portfolio of end-to-end solutions, industry-leading innovation and technology, and worldwide technical service and support to enable a connected, digital world through broadband and wireless innovation. Within Industrial Automation Solutions, we are uniquely positioned to support digital transformation by providing end-to-end digitization infrastructure focused on robust network infrastructure, secure remote access, accelerated convergence of information technology systems with operational technology (IT/OT), and edge and data analytics. Our customers are building the future, and we build the network that makes it possible.

Segments
We operate our business under two segments – Enterprise Solutions and Industrial Automation Solutions. A synopsis of the segments is included below:
Enterprise Solutions

The Enterprise Solutions (Enterprise) segment is a leading provider in network infrastructure and broadband solutions, as well as cabling and connectivity solutions for commercial audio/video and security applications. Our priority vertical markets for our Smart Buildings Solutions include data centers, government, healthcare, and hospitality. We also serve customers in markets such as commercial real estate, education, financial, stadiums and venues, and military installations. Our Broadband Solutions primarily serve broadband and wireless service providers. Enterprise product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, interconnect panels, racks and enclosures, and secure, high performance signal extension and matrix switching systems.

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

Industrial Automation Solutions
The Industrial Automation Solutions segment at Belden provides network infrastructure and digitization solutions to enable our customers to make informed decisions. We accelerate digital transformation by providing reliable and secure networks designed for the digitization and automation of industries and infrastructure. Our products and solutions encompass the four aspects of data handling including acquisition, transmission, orchestration and management. Our primary markets include discrete automation, process automation, energy, and mass transit. Industrial Automation products are sold directly to industrial equipment OEMs and through a network of industrial distributors, value-added resellers and system integrators for broader reach.

We help customers increase uptime and ensure network data availability, integrity and confidentiality. We understand the operational, quality, safety and innovation demands of our customers and empower them to succeed by making the most of real-time operational technology data. Our industrial automation capabilities span networking, connectivity, and network security to design industrial networks and securely transmit data. Our global team of engineers and consultants at our Customer Innovation Centers work directly with customers to understand operational issues, anticipate what successful outcomes require and solve unique networking needs. See Note 6 to the Consolidated Financial Statements for additional information regarding our segments.
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
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, in August 2023, we acquired CloudRail GmbH (CloudRail), which specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. In April 2023, we acquired Berthold Sichert GmbH (Sichert), which designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. In April 2022, we acquired Communication Associates, Inc. (CAI), a leading designer and manufacturer of various plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. In March 2022, we acquired NetModule AG (NetModule), a leading provider of reliable, fast, and secure wireless network infrastructures, with advanced capabilities in 5G and WiFi6 technologies used in a variety of mission critical industries, but most notably, the mass transit and intelligent traffic systems within the transportation vertical. In January 2022, we acquired macmon secure GmbH (Macmon), a leading provider of products and services that secure network infrastructures in a variety of mission critical industries. In January 2021, we acquired OTN Systems N.V. (OTN Systems), a leading provider of automation networking infrastructure solutions. The results of Sichert and CAI have been included in our Consolidated Financial Statements as of the acquisition date and are reported within the Enterprise Solutions segment. The results of CloudRail, NetModule, Macmon and OTN Systems have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Industrial Automation Solutions segment. For more information regarding our most recent transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. For the year ended December 31, 2023, sales to our largest distributor represented approximately 15% of our consolidated revenues. No other customer accounted for more than 10% of our revenues in 2023.
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

International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Canada, China, India, Mexico, and Tunisia, as well as various countries in Europe. During 2023, approximately 45% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs. Financial information for Belden by country is shown in Note 6 to the Consolidated Financial Statements.
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

The principal competitive factor in our markets is the ability to solve customer problems based on product features, quality, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and are less differentiated on the basis of product characteristics. We believe that Belden stands out in many of our markets on the basis of our ability to offer complete network solutions that solve customer problems, the breadth of our product portfolio, the quality and performance characteristics of our products, our customer service, and our technical support.
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

In our Industrial Automation Solutions segment, customers are rapidly adopting new technologies that enable digital transformations. This includes deploying Industry 4.0 to increase visibility of their digitized assets and adopting Artificial Intelligence (AI) to increase analytics and autonomous decision-making in their systems. Digital transformations require users to refine workflows by collecting data from disparate sources, transmitting it to points of consolidation and decision making, and converting it to standard formats. This overall process can be referred to as "digitization" and a key part of our research and development is focused on supporting these customer journeys with technology that adds value at multiple steps in the digitization process, during data acquisition, data transmission, and data orchestration and management. Our research and development enables customized enhanced solutions to support customers' innovative methods surrounding the collection, analysis, and transmission of data.

There is a growing trend toward adoption of Industrial Ethernet technology, which enhances the ability to connect and integrate devices made by different manufacturers. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the trend will globalize.

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

Our research and development has a strong focus on improving the performance of fiber optic technology, making it easier to handle and install, more robust for technicians and end users, leading to networks that can be deployed more quickly, with higher performance and reliability. Even with the explosive growth in fiber, connections to the end devices that consumers utilize to live, work and play, be it wireless access points or the internet of things (IoT) devices, are still going to strongly benefit from the remaining advantages of copper-based connectivity, with a heavy focus on powering the ever-increasing collection of data consuming and generating devices connected to our increasingly digitized world. Building automation and the rapid rise of IoT has catalyzed the need to add more devices on the network. This is turn necessitates the distribution of power across the network. There will be a need for solutions offering power to these distributed devices and the Enterprise Solutions segment continues to innovate in this area in preparation for a world with a need to upgrade legacy systems as we build greenfield installations.
Patents and Trademarks
We have a practice of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. We consider our patents and trademarks to be valuable assets. Our most prominent trademarks are: Belden®, Alpha Wire™, Hirschmann®, Lumberg Automation™, Mohawk®, OTN Systems™, PPC®, ProSoft Technology®, Thinklogical®, Tofino®, and West Penn Wire™.
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
Over the past three years, the prices of metals, particularly copper, have been volatile. The chart below illustrates the high and low spot prices per pound of copper over the last three years.

	2023	2022	2021
Copper spot prices per pound
High	$4.27	$4.93	$4.78
Low	3.54	3.21	3.54
Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated. Since Belden utilizes the first in, first out (FIFO) inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our rate of inventory turnover.
While we generally are able to adjust our pricing for fluctuations in commodity prices, we can experience short-term favorable or unfavorable variances. When the costs of raw materials increase, we are generally able to recover these costs through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists, which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months.

Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. As of December 31, 2023 and 2022, our backlog was $539.6 million and $800.4 million, respectively. Almost all of the backlog at December 31, 2023 is scheduled to ship in 2024.
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

Environmental, Social, and Governance (ESG) at Belden

At Belden, we have built a company and culture that is unique in our industry. Through our people and our strong commitment to our values, we continually strive to serve the needs of our customers and improve the communities where we live and work. We have a responsibility to make a positive, meaningful impact on the world around us, which is why our commitment to ESG is so important. We are committed to leaving the world better than we found it. We are dedicated to continuously improving our global impact through visible and measurable progress.

Our ESG strategy is overseen by our Board of Directors through the Nominating and Corporate Governance Committee. Under the leadership of our Senior Vice President-Legal, General Counsel and Corporate Secretary, our ESG Steering Committee is responsible for implementation of our strategy and comprises cross-functional members of the organization. This Committee meets quarterly to discuss strategy and progress towards our goals. Additionally, the committee reports to our Board on a quarterly basis and regularly brings forth ESG matters to be discussed at the Senior Leadership Team (SLT) level, with our CEO overseeing the incorporation of our strategy and goals throughout our business.

Since 2022, Belden became signatories of the United Nations and Caring for Climate Pledge and also recommitted to the UN Global Compact (UNGC). The UNGC is the world’s largest corporate sustainability initiative, comprised of over 20,000 companies across 160 countries. The UNGC embraces principles on human rights, labor, the environment, and anti-corruption, all of which we hope to support and advance to create a better tomorrow. Belden also joined the Responsible Business Alliance in the pursuit of creating an ethical and sustainable supply chain with other industry partners by advancing the environmentally responsible procurement of materials and a workforce free of forced labor and ethical injustices.

Our ESG goals span each pillar of our framework with a target completion date of 2025 are as follows:
Environmental
•Reduce Scope 1 and Scope 2 total combined emissions by 25% (FY19 baseline) for all global locations greater than 15,000 square feet.
•Increase the use of electricity generated from site specific renewable sources from 2019 levels at our manufacturing and distribution locations.
•Increase total global electricity use efficiency from 2019 levels at manufacturing and distribution locations.
•Achieve at least 90% of waste diverted from landfill for manufacturing and distribution locations.
•Increase the use of renewable or recyclable materials in packaging by 20% (FY21 baseline).

Social
•As a first step towards our vision of a diverse, equitable, and inclusive workplace, we will deliver unconscious bias training to 100% of the Belden team worldwide.
•Global team members will be encouraged to participate in an average of 16 hours per year of community related activities.
•60% of global team members will participate in company wellness programs.
•75% of Belden’s top leadership positions will be filled with talent that has been developed from within our company.
•Over 200 professionals will have graduated from our Early Career Leadership Program and our Intern Program.
•>85% of team members will agree that they have the opportunity for development and growth at Belden.
•Assess the responsible sourcing risks in Belden’s supply chain, conduct audits of most at-risk tier 1 direct suppliers, and engage 100% of conflict minerals suppliers.

Governance
•Achieve understanding of the Code of Conduct (CoC) from 100% of global non-production team members.
•Be recognized as one of the most ethical global companies.

As we progress towards our goals highlighted above, we build on existing initiatives and explore new technologies to reduce our greenhouse gas (GHG) emissions, waste sent to landfill, and water consumption. Energy conservation and solar generation projects have been identified and are being implemented. Thus far, we have seen a decrease in Scope 1 and 2 absolute emissions by 9.5% and a decrease in Scope 1 and 2 GHG intensity by 25.0%. Our onsite green energy initiative has allowed us to reduce the consumption of energy from the local GHG emission-producing grid, and instead utilize green energy solar panels at our manufacturing facilities in China and India and soon in Germany and Hungary as well. At Belden, we are also increasing our use of reusable materials to include a focus on expanding the use of biodegradable materials by launching a global reusable cardboard packaging program to reduce plastic use from drop cable. This improvement will directly eliminate the use of 21 tons of plastic waste per year per 500 foot cables.

For more information on our approach to ESG, visit https://www.belden.com/resources/sustainability.
Human Capital Resources

Our employees’ well-being is directly associated with our success. We prioritize fostering an equitable and supportive culture that incorporates diversity and inclusion across our entire value chain. Priority areas for our Human Capital Management strategy are Diversity, Equity, and Inclusion (DEI), Employee Growth and Development, and Employee Well-Being and Engagement.

As of December 31, 2023, our global team members totaled approximately 8,000 employees of which 25% are in the United States, 4% in Canada, 11% in China, 3% in India, 23% in Mexico, and 33% in the EMEA region. Of our workforce, 39% identify as women and they represent 23% of the senior management and 40% of our Board of Directors. Individuals of ethnically diverse backgrounds make up 25% of our U.S. workforce and 30% of our Board of Directors.

Diversity, Equity, and Inclusion (DEI)
At Belden, we are dedicated to creating a culture of equity, inclusivity and diversity for the people that we employ. Under the guidance of our Vice President of DEI and the Global DEI Council, they support our workplace culture and diversity initiatives across the company. These efforts include providing education in 12 languages to employees, such as unconscious biases training for all employees and inclusive leadership training for all people leaders. Our Human Resources, Talent Acquisition teams, and Business Units also hold meetings throughout the year to ensure alignment with our DEI strategy to practice and uphold our commitment to diversity throughout the Company. We are also a proud signatory of the CEO Action for Diversity and Inclusion pledge.

Employee Growth and Development
We believe in the potential of our employees and the importance of providing career development opportunities within our Company for those who wish to learn and grow with us. We continue to live our value of “We Invest in Talent” with 85% of our top 156 positions being filled with people that have been promoted from within. Moreover, our Early Career Leadership Program (ECLP) gives us the ability to recruit and retain high caliber candidates at an early stage with 13 graduates in 2023. We also extend offers to high performing interns from our internship program to participate in our ECLP.

Employee Well-Being & Engagement
To ensure we are working towards the betterment of our employees’ well-being, we conduct a bi-annual employee engagement survey, for which we saw an 80% participation rate in 2023 with an overall sustainable engagement score of 86%. Voluntary turnover of management and professional staff remained low at 5% while the overall company Lost Time Incident Rate (LTIR) and Total Recordable Incident Rate (TRIR) were 0.43 and 0.53, respectively.

The Be Well program that formally launched in the United States now encompasses our entire operational footprint to support our workforce’s physical, emotional, social, and financial well-being with almost 65% of our workforce participating. Once again, we are recognized as a Great Place to Work® in various global locations, including Belgium, China, Denmark, France, Germany, Hong Kong, Hungary, India, Mexico, Netherlands, Singapore, Spain, Switzerland, Tunisia, United Arab Emirates United Kingdom, and the United States – a testament of Belden’s commitment to our employees.
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
Information about our Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 13, 2024. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
Ashish Chand	49	President and Chief Executive Officer
Brian Anderson	49	Senior Vice President, Legal, General Counsel and Corporate Secretary
Brian Lieser	58	Executive Vice President, Industrial Automation Solutions
Jeremy Parks	48	Senior Vice President, Finance, and Chief Financial Officer
Leah Tate	47	Senior Vice President, Human Resources
Jay Wirts	53	Executive Vice President, Enterprise Solutions
Doug Zink	48	Vice President and Chief Accounting Officer

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

Jay Wirts was appointed Executive Vice President, Enterprise Solutions in June 2023. Prior to that, he served as President, Smart Buildings and has served in other leadership roles since joining Belden in 2018. Prior to Belden, Mr. Wirts served in various roles in Emerson and Vertiv following more than six years in the U.S. Marine Corps. He has a bachelor’s degree in History from Colgate University and an MBA from Northwestern University.

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

In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Canada, China, India, Mexico, Tunisia and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic, social, and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, pandemics and other health-related crises, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.

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

In order to meet the goals in our strategic plan, we must execute our commercial strategy and grow our business, both organically and through acquisitions. We may be unable to achieve our goals due to a failure to identify growth opportunities, such as trends and technological changes in our end markets. The enterprise and industrial end markets we serve may not experience the growth we expect. Further, those markets may be unable to sustain growth on a long-term basis, particularly in emerging markets. If we are unable to achieve our goals related to revenue growth, it could have a material adverse effect on our results of operations, financial position, and cash flows.

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

The timing of orders for customer projects can also have a significant effect on our operating results in the period in which the products are shipped and recognized as revenue. The timing of such projects is difficult to predict, and the timing of revenue recognition from such projects may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Similarly, we are often informed by our customers well in advance that such customer intends to place an order related to a specific project in a given quarter. Such a customer’s timeline for execution of the project, and the resulting purchase order, may be unexpectedly delayed to a future quarter, or cancelled. The frequency and length of such delays can be difficult to predict. As a result, it is difficult to precisely forecast revenue and operating results for future quarters.

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

Our strategic plan was developed based upon market and technology trends that we believe present revenue growth opportunities that will lead to increased shareholder value. In order to capture that revenue growth, we will increasingly focus on offering solutions, although selling products will remain a core focus of the business. To achieve these goals, we have identified a series of strategic priorities to drive growth and improve efficiency, addressing our commercial, innovation, and operational processes. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in developing or executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our commercial initiatives may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may fail to identify growth opportunities. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

Supply chain issues, including scarcity of raw materials or other components necessary to produce the products we manufacture, could increase costs or cause a delay in our ability to fulfill orders, and could adversely affect our future results of operations and our overall financial performance.

The Company relies on an extended supply chain and the availability of certain raw materials, including but not limited to copper, to produce a significant amount of our products. A reduction or interruption in supply, an inability to procure quality raw materials in a cost effective manner and constrain volatile materials costs, a failure to monitor contract compliance to ensure and sustain sourcing savings, a failure to procure adequate inventory or raw materials from our suppliers, or regulatory changes may lead to delays in manufacturing and increases in costs.

Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect the Company’s financial condition and operating results. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. Health crises, such as a pandemic, could lead to quarantines or labor shortages, thus impacting the output of key suppliers. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Similarly, if the Company’s customers experience production challenges due to the inability to obtain certain components, this may negatively impact the customers’ ordering patterns from the Company.

The presence of substitute products in the marketplace may reduce demand for our products and negatively impact our business.
Fiber optic and wireless systems are increasingly substitutable for copper-based cable systems. Customers may shift demand to systems with greater capabilities than copper-based cable systems, leading to a reduction in demand for copper-based cable. We may not be able to offset the effects of a reduction in demand for our copper-based cable systems. Similarly, in our non-cable businesses, customers could rapidly shift the methods by which they capture and transmit signals in ways that could lead to decreased demand for our current or future products. These factors, either together or in isolation, may negatively impact revenue and profitability.

Cyber security incidents have and could in the future interfere with our business and operations.
Computer hacking, malware, phishing, and spamming attacks against online networking platforms have become more prevalent. Though it is difficult to determine what, if any, harm may directly result from any specific attack or interruption, such events could also be expensive to remedy, harm our reputation or brands, and/or lead users to lose trust and confidence in our business. We, and others on our behalf, also have possession of “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. While we have implemented safeguards to protect the privacy of this information, it is possible that hackers or others might obtain this information in the future, as occurred in 2020. Based on this occurrence or any future occurrence, in addition to having to take potentially costly remedial action, we may also be subject to fines, penalties, lawsuits, and reputational damage.

Furthermore, we rely on our information systems and those of third parties that maintain proprietary company information about our products and intellectual property, as well as for processing customer orders, manufacturing and shipping products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects.

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

We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor, WESCO, accounted for approximately 15% of our revenue in 2023 and our top seven distributors, including WESCO, accounted for a total of 31% of our revenue in 2023. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

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

General Industry and Economic Risks

Future epidemics, pandemics or other major disasters could impact our future results of operations and overall financial performance.

In the past, our operations and the operations of our suppliers, channel partners and customers have been disrupted to varying degrees by a pandemic. The duration and extent of the impact from any future epidemic, pandemic or major disaster depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, treatments and vaccinations, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on our employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business may be affected.

Inflation and changes in the price and availability of raw materials may lead to higher input and labor costs in a way that could be detrimental to our profitability.

As a result of increased inflation, costs of raw materials and labor may increase in a way that we are unable to offset in a timely manner through higher prices for finished goods.

Copper is a significant component of the cost of most of our cable products. Historically, the prices of metals, particularly copper, have been volatile. Prices of other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. Especially during periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs or increases in the cost of internal or external labor, our earnings and margins could decline. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings could decline. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Governmental tax authorities are increasingly scrutinizing the tax positions of companies. The U.S. federal and state governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development (OECD), are actively implementing changes to existing tax laws, including a global minimum tax. Numerous countries have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15% and European Union member states have agreed to implement the global minimum tax. Various countries have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by individual countries and are in the process of evaluating the potential impact on our business in future periods.

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

We are subject to laws and regulations affecting our global operations in a number of areas. These U.S. and foreign laws and regulations affect our activities including, but not limited to, in areas of labor, advertising, real estate, billing, e-commerce, promotions, quality of services, property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, machine learning and artificial intelligence, data privacy requirements, anti-competition, environmental, health and safety.

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

Increasing expectations with respect to Environmental, Social and Governance (ESG) matters by our various stakeholders and ESG regulation could adversely affect our business and operating results.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
Cybersecurity risk oversight and management is a top priority for the Company and the Board of Directors. The Company offers a broad portfolio of industrial cybersecurity solutions to its customers, and an understanding of cybersecurity risks is critical to both the Company internally and to our customers and business partners. The Company identifies, assesses, and manages cybersecurity risk as part of both the enterprise cybersecurity program and the enterprise risk management program. The Company’s expertise, dedicated resources and proven technology in cybersecurity management are evident in the Company’s enterprise cybersecurity program. The Company’s Cybersecurity Committee (described below) is a subcommittee of and reports to the Audit Committee, which oversees the enterprise risk management program.

The Company has adopted processes and procedures for incident detection, containment and response, which are provided through a variety of resources, including:
•24/7 Security Operations Center,
•advanced endpoint detection/response,
•user behavior analytics,
•vulnerability identification/patching,
•email threat prevention,
•data loss prevention,
•privileged access management, and
•ongoing/annual phishing training / testing.

To ensure the Company is addressing constant changes in the threat landscape, management and the Board of Directors continue to advance their cybersecurity knowledge and stay current with evolving information, regulations and industry practices through our memberships and affiliations with industry leading companies such as Crowdstrike, IBM, and Palo Alto Networks, as well as national organizations such as the Federal Bureau of Investigation, the Cybersecurity and Infrastructure Security Agency and others. In addition, to supplement our efforts, expert consultants and third-party vendors are engaged from time to time to assess enterprise security posture, identify operational technology vulnerabilities, and assess software product security. In addition to these assessments, the Company engages third-party vendors to perform enterprise-wide attack and penetration tests. Findings from these activities are reported to senior management and the Belden Board of Directors.

The Company recognizes the importance of identifying and managing material cybersecurity risks associated with our use of third-party service providers. To address these third-party risks, the Company has developed a program to assess both new and existing vendors and suppliers that are expected to have access to or otherwise influence Belden’s internal network or internal data. Components of this program include customed vendor security assessments, security architecture review, and third-party rating services. We perform cybersecurity due diligence through this program as appropriate in connection with the on-boarding of a third-party relationship and conduct periodic reviews based on the inherent risk profile of the particular provider.

Impact of Cybersecurity Risks on Strategy and Results
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and the Company believes that they are not reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. The Company experienced a cybersecurity breach in 2020. The Company determined the impact of this incident was not material, but enhanced its cybersecurity controls and processes in response to the incident. The Company has taken reasonable measures to protect against future compromise, and believes these measures will protect against material adverse impact, including its business strategy, results of operations or financial condition.

Cybersecurity Governance
In 2018, in recognition of the unique nature of cybersecurity threats and the desire to apply focused oversight of cybersecurity risk, the Company’s Board of Directors formed a Cybersecurity Subcommittee (the “Subcommittee”) providing oversight of the Company’s cybersecurity posture and reporting to the Board’s Audit Committee. The Subcommittee consists of three independent directors with experience and/or expertise in cybersecurity management and oversight. The Subcommittee meets regularly on at least a quarterly basis. The Subcommittee has full access to management and consultants engaged by management and receives regular reporting directly from the Company’s chief information officer, head of cybersecurity, internal audit and the legal function, as well as third-party assessments of the Company’s cybersecurity processes. In addition, the full Board of Directors receives a report on cybersecurity annually, or as necessary.

The Company’s cybersecurity program is managed by a dedicated vice president of cybersecurity, who reports directly to Belden’s chief information officer and whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The chief information officer reports directly to the Company’s chief financial officer and has access to other members of senior management, including Belden’s chief executive officer, as appropriate. Belden’s vice president of cybersecurity has over 30 years of IT experience, including twelve years of cybersecurity experience. Belden’s chief information officer has over 35 years of IT experience, a BS in Computer Science and an MBA.

The Company’s policies and procedures described above are designed to ensure that the Company’s vice president of cybersecurity and chief information officer and other necessary members of any cybersecurity response team are appropriately informed of any cybersecurity matters and the status of our ongoing processes. The Company’s vice president of cybersecurity and chief information officer jointly provide periodic reports to the Subcommittee, the Company’s CEO and CFO, and other members of management. These reports include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen its information security systems, assessments of the information security program, and the emerging threat landscape. The Company’s program is regularly evaluated internally and externally and updates are presented to senior management and the Subcommittee. The Company also actively engages with key vendors, industry participants, and knowledge leaders as part of the Company’s continuing efforts to evaluate and enhance the effectiveness of its information security policies and procedures.

Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2024 through 2039. The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2023.

	Enterprise Solutions	Industrial Solutions	Both Segments	Total
Belgium	—	1	—	1
Canada	—	1	—	1
China	1	—	1	2
Czech Republic	—	1	—	1
Denmark	2	—	—	2
Germany	1	1	—	2
Hungary	—	—	1	1
India	—	—	1	1
Italy	—	—	1	1
Mexico	—	—	2	2
Netherlands	—	—	1	1
Poland	1	—	—	1
Tunisia	1	—	—	1
United Kingdom	1	—	—	1
United States	5	2	2	9
Total	12	6	9	27

In addition to the manufacturing and other operating facilities summarized above, our business operations also utilize approximately 8 warehouses worldwide. As of December 31, 2023, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 7, 2024, there were 203 record holders of common stock of Belden Inc.
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. In April 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of our program, we have repurchased 6.7 million shares of our common stock for an aggregate cost of $427.1 million and an average price per share of $63.67. During 2023, we repurchased 2.3 million shares of our common stock for an aggregate cost of $192.1 million at an average price per share of $85.27. As of December 31, 2023, we had $172.9 million of authorizations remaining under the program. Set forth below is information regarding our stock repurchases for the three months ended December 31, 2023 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at October 1, 2023				$215,000
October 2, 2023 through November 5, 2023	—	$—	—	215,000
November 6, 2023 through December 3, 2023	—	—	—	215,000
December 4, 2023 through December 31, 2023	576	73.17	576	172,865
Total	576	$73.17	576	$172,865

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2023, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2018, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
DOLLARS
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Belden Inc.
S&P 500 Index
S&P Composite 1500 Industrials Index

(1)The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders (Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company Name / Index		2019	2020	2021	2022	2023
Belden Inc.		32.1%	(23.4)%	57.5%	9.7%	7.7%
S&P 500 Index		31.5%	18.4%	28.7%	(18.1)%	26.3%
S&P 1500 Industrials Index		29.8%	11.7%	22.2%	(6.4)%	20.4%

		INDEXED RETURNS
		Years Ended December 31,
Company Name / Index	Base Period 2018	2019	2020	2021	2022	2023
Belden Inc.	$100.00	$132.14	$101.22	$159.39	$174.92	$188.38
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 1500 Industrials Index	100.00	129.80	144.98	177.13	165.75	199.52

Item 6. Selected Financial Data

 Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Belden is a leading global supplier of network infrastructure and digitization solutions that makes the digital journey simpler, smarter and secure. We’re moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions. We are aligned with attractive secular growth markets, positioned to provide comprehensive solutions that drive customer outcomes, focused on new product innovation and technology leadership, and committed to sustainable ESG practices.
Our current business goals are to:

•Drive organic revenue growth in excess of GDP;
•Deliver incremental Adjusted EBITDA margins of approximately 30%;
•Generate free cash flows of approximately $1 billion cumulatively from 2022 through 2025;
•Execute a disciplined capital allocation strategy while maintaining net leverage of approximately 1.5x; and
•Drive Adjusted EPS to at least $8.00 by 2025.
Significant Trends and Events in 2023
The following trends and events during 2023 had varying effects on our financial condition, results of operations, and cash flows.
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

Market Growth and Market Share
The markets in which we operate can generally be characterized as highly competitive and highly fragmented, with many players. Based on available data for our served markets, we estimate that our market share across our segments is significant, ranging from approximately 5% – 15%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage. We monitor available data regarding market growth, including independent market research reports, publicly available indices, and the financial results of our direct and indirect peer companies, in order to estimate the extent to which our served markets grew or contracted during a particular period. We generally expect that our unit sales volume will increase or decrease consistently with the market growth rate. Our strategic goal is to transition to a solutions provider and target faster growing geographies, applications, and trends within our end markets, in order to achieve growth that is higher than the general market growth rate. To the extent that we exceed the market growth rates, we consider it to be the result of capturing market share.
Inflation
During periods of inflation, if we are unable to raise prices timely and sufficiently to recover our material costs, our earnings could decline. Furthermore, inflation may impact labor, energy, and other costs. We monitor inflation pressures and proactively implement selling price increases and cost control measures as appropriate.
Share Repurchase Program
During 2023, we repurchased 2.3 million shares of our common stock for an aggregate cost of $192.1 million at an average price per share of $85.27. See Note 22.

Sichert Acquisition
During 2023, we acquired Sichert with cash on hand for $97.5 million, net of cash acquired. Sichert, based in Berlin Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. Sichert is reported within the Enterprise Solutions segment. See Note 4.
CloudRail Acquisition
During 2023, we acquired CloudRail with cash on hand for $9.2 million, net of cash acquired. CloudRail, based in Mannheim, Germany, specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. CloudRail is reported within the Industrial Automation Solutions segment. See Note 4.

Gain on Sale of Assets
During 2023, we sold our property in Ontario, Canada as part of a sale and leaseback transaction for $13.8 million and recognized a $12.1 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA. See Note 11.
Sale and Deconsolidation of Hite
During 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The sale also includes $0.6 million of potential earnout payments. The joint venture developed and provided certain Industrial Automation Solutions products and integrated solutions to customers in China. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Consolidated Statements of Operations up to the disposal date when we sold and deconsolidated the entity. See Note 2.

Results of Operations
Consolidated Income from Continuing Operations before Taxes

	Years Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
		(In thousands, except percentages)
Revenues	$2,512,084	$2,606,485	$2,301,260	(3.6)%	13.3%
Gross profit	954,966	916,289	771,843	4.2%	18.7%
Selling, general and administrative expenses	492,702	448,636	378,027	9.8%	18.7%
Research and development expenses	116,427	104,350	90,227	11.6%	15.7%
Amortization of intangibles	40,375	37,860	30,630	6.6%	23.6%
Asset impairments	—	—	9,283	n/a	(100.0)%
Gain on sale of assets	12,056	37,891	—	(68.2)%	n/a
Operating income	317,518	363,334	263,676	(12.6)%	37.8%
Interest expense, net	33,625	43,554	62,693	(22.8)%	(30.5)%
Non-operating pension benefit	1,863	4,005	4,476	53.5%	(10.5)%
Gain on sale of note receivable	—	—	27,036	n/a	(100.0)%
Loss on debt extinguishment	—	6,392	5,715	100.0%	11.8%
Income from continuing operations before taxes	285,756	317,393	226,780	(10.0)%	40.0%
2023 Compared to 2022
Revenues decreased $94.4 million from 2022 to 2023 due to the following factors:
•Lower sales volume resulted in a $108.4 million decrease in revenues.
•Copper prices had a $19.9 million unfavorable impact on revenues.
•Divestitures had a $1.4 million unfavorable impact on revenues.
•Currency translation had a $0.4 million unfavorable impact on revenues.
•Acquisitions contributed $35.7 million in revenues.

Gross profit increased $38.7 million from 2022 to 2023 primarily due to favorable product mix and pricing. Gross profit margins were robust, expanding 280 basis points from 35.2% to 38.0%.
Selling, general and administrative expenses increased $44.1 million from 2022 to 2023. Strategic investments to enhance our solution selling capabilities, acquisitions, and severance actions contributed to the increase in selling, general and administrative expenses; partially offset by a decrease in incentive compensation.

Research and development expenses increased $12.1 million from 2022 to 2023 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.

Amortization of intangibles increased $2.5 million from 2022 to 2023 primarily due to acquisitions.
Gain on sale of assets decreased $25.8 million from 2022 to 2023. During 2022 and 2023, we sold certain real estate in the United States and Canada and recognized a $37.9 million and $12.1 million pre-tax gain on sale, respectively. See Note 11.
Operating income decreased $45.8 million from 2022 to 2023 primarily due to the increase in expenses and decrease in the gain on sale of assets discussed above.

Net interest expense decreased $9.9 million from 2022 to 2023 primarily due to the retirement of the 2026 Notes during 2022 and an increase in interest income.

Loss on debt extinguishment decreased $6.4 million from 2022 to 2023 due to the debt refinancing that took place during 2022. The loss on debt extinguishment in 2022 represents the premium paid to the bond holders to retire the 2026 Notes and for the unamortized debt issuance costs on the 2026 Notes that we were required to write-off. See Note 16.
Income from continuing operations before taxes decreased $31.6 million from 2022 to 2023 primarily due to the decrease in operating income discussed above.

2022 Compared to 2021
Revenues increased $305.2 million from 2021 to 2022 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband products resulted in a $365.0 million increase in revenues.
•Acquisitions, net of disposals contributed $19.3 million in revenues.
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
Gain on sale of assets increased $37.9 million from 2021 to 2022. During 2022, we sold certain real estate in the United States and recognized a $37.9 million pre-tax gain on sale. See Note 11.
Operating income increased $99.7 million from 2021 to 2022 primarily as a result of the increase in gross profit, the gain on sale of assets in 2022, and lack of asset impairment charges as compared to 2021, partially offset by the increase in selling, general and administrative expenses; research and development expenses; and amortization of intangibles expense discussed above.

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

Income Taxes

	Years Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands, except percentages)
Income from continuing operations before taxes	$285,756	$317,393	$226,780	(10.0)%	40.0%
Income tax expense	(43,200)	(49,645)	(27,939)	(13.0)%	77.7%
Effective tax rate	15.1%	15.6%	12.3%

2023
We recognized income tax expense of $43.2 million in 2023, representing an effective tax rate of 15.1%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 18.

2022
We recognized income tax expense of $49.6 million in 2022, representing an effective tax rate of 15.6%. The effective tax rate was primarily impacted by foreign tax rate differences, domestic permanent differences, and tax credits primarily associated with our foreign income inclusions.

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
Consolidated Adjusted EBITDA

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except percentages)
GAAP and Adjusted Revenues	$2,512,084	$2,606,485	$2,301,260

GAAP income from continuing operations	$242,556	$267,748	$198,841
Depreciation expense	51,379	46,669	43,073
Income tax expense	43,200	49,645	27,939
Amortization of intangibles	40,375	37,860	30,630
Interest expense, net	33,625	43,554	62,693
Severance, restructuring, and acquisition integration costs (1)	25,152	16,685	23,867
Amortization of software development intangible assets	7,692	3,875	1,579
Adjustments related to acquisitions and divestitures (2)	6,177	7,833	(5,035)
Loss on debt extinguishment	—	6,392	5,715
Non-operating pension settlement loss	—	1,189	—
Asset impairments(3)	—	—	9,283
Gain on sale of assets(4)	(12,056)	(37,891)	—
Gain on sale of note receivable(5)	—	—	(27,036)
Adjusted EBITDA	$438,100	$443,559	$371,549

GAAP income from continuing operations margin	9.7%	10.3%	8.6%
Adjusted EBITDA margin	17.4%	17.0%	16.1%

(1)Includes costs from programs described in Note 15, Restructuring Activities as well as other immaterial programs.
(2)In 2023, we incurred $4.1 million for lease guarantees associated with the Grass Valley disposal (see Note 12), $1.5 million related to fair value adjustments of acquired inventory and other assets, and $0.6 million of net losses associated with the sales of businesses. In 2022, we incurred $10.1 million for lease guarantees associated with the Grass Valley disposal, $2.2 million related to fair value adjustments of acquired inventory and other assets, and gains of $4.5 million on collections from previously written off receivables associated with the sale of Grass Valley. In 2021, we collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.3 million related to adjustments of acquired inventory to fair value, and recognized a $0.6 million loss on the sale of tangible assets.
(3)In 2021, we recognized a $3.6 million impairment on assets held and used and a $5.7 million impairment on assets held for sale. See Note 11, Property, Plant, and Equipment, for details.
(4)In 2023, we sold certain real estate in Canada for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. In 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. See Note 11, Property, Plant, and Equipment, for details.
(5)In 2021, we sold the seller's note associated with the Grass Valley disposal to a third party for $62.0 million and recognized a pre-tax gain on sale of $27.0 million. See Note 5, Disposals.
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

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands, except percentages)
GAAP and Adjusted Revenues	$2,512,084	$2,606,485	$2,301,260	(3.6)%	13.3%
Adjusted EBITDA	438,100	443,559	371,549	(1.2)%	19.4%
as a percent of adjusted revenues	17.4%	17.0%	16.1%

2023 Compared to 2022
Revenues decreased $94.4 million from 2022 to 2023 due to the following factors:
•Lower sales volume resulted in a $108.4 million decrease in revenues.
•Copper prices had a $19.9 million unfavorable impact on revenues.
•Divestitures had a $1.4 million unfavorable impact on revenues.
•Currency translation had a $0.4 million unfavorable impact on revenues.
•Acquisitions contributed $35.7 million in revenues.

Adjusted EBITDA decreased $5.5 million in 2023 from 2022 primarily due to the decrease in revenues discussed above, partially offset by favorable mix. Adjusted EBITDA margins expanded to 17.4% from 17.0% in the year ago period.

2022 Compared to 2021
Revenues increased $305.2 million from 2021 to 2022 due to the following factors:
•Higher sales volume and favorable pricing from industrial automation, smart buildings, and broadband products resulted in a $365.0 million increase in revenues.
•Acquisitions, net of disposals contributed $19.3 million in revenues.
•Currency translation had a $65.3 million unfavorable impact on revenues.
•Copper prices had a $13.8 million unfavorable impact on revenues.

Adjusted EBITDA increased $72.0 million in 2022 from 2021 primarily due to the leverage on higher sales volume, as discussed above. Accordingly, adjusted EBITDA margins expanded to 17.0% from 16.1% in the year ago period.

Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Consolidated Financial Statements.
Enterprise Solutions

	Years Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands, except percentages)
Segment Revenues	$1,122,831	$1,198,478	$1,074,426	(6.3)%	11.5%
Segment EBITDA	149,107	161,517	144,509	(7.7)%	11.8%
as a percent of segment revenues	13.3%	13.5%	13.4%
2023 Compared to 2022
Enterprise revenues decreased $75.6 million in 2023 as compared to 2022. Decreases in volume, lower copper prices, and unfavorable currency translation contributed $92.5 million, $10.2 million, and $4.6 million, respectively, to the decrease in revenues, partially offset by revenues of $31.7 million from acquisitions.
Enterprise EBITDA decreased $12.4 million in 2023 as compared to 2022 primarily due to the decreases in revenues discussed above.
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
Industrial Automation Solutions

	Years Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands, except percentages)
Segment Revenues	$1,389,253	$1,408,007	$1,226,834	(1.3)%	14.8%
Segment EBITDA	287,328	277,079	222,684	3.7%	24.4%
as a percent of segment revenues	20.7%	19.7%	18.2%

2023 Compared to 2022
Industrial Automation revenues decreased $18.8 million in 2023 as compared to 2022 primarily due to decreases in volume and lower copper prices of $15.9 million and $9.7 million, respectively, partially offset by favorable currency translation and acquisitions, net of disposals of $4.2 million and $2.6 million, respectively.
Industrial Automation EBITDA increased $10.2 million in 2023 as compared to 2022 primarily as a result of favorable mix and manufacturing productivity. Accordingly, Adjusted EBITDA margins expanded to 20.7% from 19.7% in the year ago period.
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
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2024 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements and includes the results and cash flow activity of discontinued operations up to the February 22, 2022 disposal date:

	Years Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used for):
Operating activities	$319,638	$281,296
Investing activities	(200,358)	168,411
Financing activities	(211,932)	(393,214)
Effects of currency exchange rate changes on cash and cash equivalents	2,020	(12,574)
Increase (decrease) in cash and cash equivalents	(90,632)	43,919
Cash and cash equivalents, beginning of year	687,676	643,757
Cash and cash equivalents, end of year	$597,044	$687,676

Net cash provided by operating activities totaled $319.6 million for 2023 compared to $281.3 million for 2022. The increase is primarily due to a $35.4 million improvement in operating assets and liabilities as we successfully managed working capital to mitigate the impact of lower revenues in 2023.
Net cash from investing activities was a use of cash of $200.4 million for 2023 compared to a source of cash of $168.4 million for 2022. Investing activities for 2023 included $116.7 million for capital expenditures and $106.7 million primarily for the acquisitions of Sichert and Cloudrail, partially offset by $13.7 million for asset sales and $9.3 million received from the disposals of businesses. Investing activities for 2022 included proceeds of $334.6 million and $43.5 million from the sale of the Tripwire disposal group and tangible property, respectively, partially offset by $105.1 million for capital expenditures and $104.6 million primarily for the acquisitions of Macmon, NetModule and CAI.

Net cash flows used for financing activities totaled $211.9 million for 2023 compared to $393.2 million for 2022. Financing activities for 2023 included payments under our share repurchase program of $192.1 million, payments related to share based compensation activities of $17.4 million, cash dividend payments of $8.5 million, financing lease payments of $0.4 million, and proceeds from the issuance of common stock of $6.5 million. Financing activities for 2022 included repayments of debt obligations of $230.6 million, payments under our share repurchase program of $150.0 million, cash dividend payments of $8.9 million, net payments related to share based compensation activities of $7.2 million, financing lease payments of $0.2 million, and proceeds from the issuance of common stock of $3.7 million.
Our cash and cash equivalents balance was $597.0 million as of December 31, 2023. Of this amount, $303.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 18, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2023 consisted of $1.2 billion of senior subordinated notes. As of December 31, 2023, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $289.1 million. Additional discussion regarding our various borrowing arrangements is included in Note 16 to the Consolidated Financial Statements.
At December 31, 2023, the following contractual obligations and commercial commitments were outstanding:
a.Principal payments on long-term debt totaled $1.2 billion, none of which is due in 2024 (see Note 16). Depending on the conditions in the credit markets, we may refinance this debt, or we may use cash from operations, including temporarily accessing our Revolving Credit Agreement, to repay this debt.
b.Interest payments on long-term debt of $216.0 million, of which $44.2 million is due in 2024.
c.Operating lease obligations of $91.5 million, of which $18.0 million is due in 2024 (see Note 12).
d.Pension and other postemployment obligations of $106.6 million, of which $12.3 million is due in 2024 (see Note 19).
e.Obligations to purchase goods or services that are enforceable and legally binding of $43.7 million. All of these obligations are due in 2024.
f.Standby financial letters of credit, bank guarantees, and surety bonds totaled $19.9 million, of which $13.5 million will expire or mature in 2024. These commitments are generally issued to secure obligations we have for a variety of commercial reasons such as workers compensation self-insurance programs in several states and the importation and exportation of product. We expect to replace most of these when they expire or mature.
g.Obligations for uncertain tax positions of $7.1 million, none of which is due in 2024 (see Note 18).
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
We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2023 would have affected net income by approximately $2.5 million in 2023.
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (ASU 2023-09) enhancing the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 are applied on a prospective basis, though retrospective application is permitted. We did not early adopt this pronouncement and are in the process of evaluating its impact on our consolidated financial statements and related disclosures.

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
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2023, we performed a qualitative assessment over three of our reporting units.
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
For our annual impairment test in 2023, we performed a quantitative assessment over three of our reporting units. The excess of the fair value over the carrying value under the income approach ranged from 30% to 106%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessment, the discount rate ranged from 11.9% to 13.8%, the 2024 to 2033 compounded annual revenue growth rate ranged from 4.2% to 6.3%, and the revenue growth rate beyond 2033 ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize impairment charges that could be material.

We also test our indefinite-lived intangible asset, a trademark, for impairment on an annual basis during the fourth quarter. The accounting guidance allows for the performance of an optional qualitative assessment, similar to that described above for goodwill, but we did not perform a qualitative assessment as part of our indefinite-lived intangible asset impairment testing for 2023. Rather, we performed a quantitative assessment for our indefinite-lived trademark in 2023. Under the quantitative assessment, we determined the fair value of the trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that our trademark was not impaired during 2023. Significant assumptions to determine fair value included sales growth, a royalty rate, and a discount rate.
Pension and Other Postretirement Benefits
Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates, mortality tables, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 19 to the Consolidated Financial Statements. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.
As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in a decrease in the 2023 net periodic benefit cost of approximately $0.1 million and an increase in the projected benefit obligations of approximately $19.8 million as of December 31, 2023. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2023 net periodic benefit cost of approximately $1.5 million.
Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in a decrease in the 2023 net periodic benefit cost of less than $0.1 million and a decrease in the projected benefit obligation of approximately $18.3 million as of December 31, 2023. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2023 net periodic benefit cost of approximately $1.5 million.
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
Our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We generally view our investments in international subsidiaries with functional currencies other than the U.S. dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. However, we designated euro debt issued by Belden Inc., a USD functional currency entity, as a net investment hedge of certain international subsidiaries. See Note 17 for further discussion.
Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2023 and 2022, we recorded approximately $1.8 million and $2.8 million, respectively, of net foreign currency transaction losses.
Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2023. Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Swiss franc.

Commodity Price Risk
Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2023 or 2022. The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2023. The unconditional purchase obligations are expected to settle during 2024.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	2,697
Weighted average price per pound	$3.89
Commitment amounts	$10,500	$10,376

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
Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2023 or 2022. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The following table presents principal amounts by expected maturity date and fair value as of December 31, 2023.

	Principal Amount by Expected Maturity			Fair Value
	2024	Thereafter	Total
	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$497,025	$497,025	$477,765
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$386,575	$386,575	$372,079
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$331,350	$331,350	$292,002
Average interest rate		3.375%
Total			$1,214,950	$1,141,846

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2023, we had $61.9 million in accounts receivable outstanding from our largest customer. This represented approximately 15% of our total accounts receivable outstanding at December 31, 2023. Outstanding receivables are generally paid within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2024 expressed an unqualified opinion thereon.

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
As described in Notes 2 and 3 to the consolidated financial statements, the Company enters into sales contracts that provide certain customers with special price reductions and product return rights, resulting in variable consideration. At the time of sale, the Company establishes a reserve for the estimate of adjustments to variable consideration and recognizes the reserve by reducing revenues. Estimates are based on a percentage of revenues and the average time period between the original sale and the issuance of the adjustments. As of December 31, 2023, the Company recorded a reserve for estimated price adjustments of $26.0 million, which was recognized as a reduction of revenues and accounts receivable, and a reserve of $15.6 million for estimated returns, which was recognized as a reduction of revenues and included in accrued liabilities.

Auditing the Company's measurement of variable consideration for estimated pricing adjustments and returns involved especially challenging judgment because the estimates involved subjective management assumptions, including estimated adjustments as a percentage of revenues and the estimated period of time between the original sale and the issuance of the adjustment. The estimates developed by the Company are also dependent on historical experience, anticipated sales demand, and trends in product pricing.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to calculate the variable consideration, including the process to determine and evaluate the underlying assumptions about estimates of variable consideration related to expected pricing adjustments and returns.

We performed audit procedures related to the Company’s estimates of variable consideration including, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in the Company's calculation. This included testing the Company's estimate of adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the adjustment. In addition, we inspected the results of the Company's retrospective review of adjustments reserved compared to actual adjustments issued, evaluated the estimates made based on historical experience and performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Company's significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.
St. Louis, Missouri
February13, 2024

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$597,044	$687,676
Receivables, net	413,806	440,102
Inventories, net	366,987	341,563
Other current assets	79,142	66,866
Total current assets	1,456,979	1,536,207
Property, plant and equipment, less accumulated depreciation	451,069	381,864
Operating lease right-of-use assets	89,686	73,376
Goodwill	907,331	862,253
Intangible assets, less accumulated amortization	269,144	246,830
Deferred income taxes	15,739	14,642
Other long-lived assets	50,243	46,503
	$3,240,191	$3,161,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,215	$350,058
Accrued liabilities	290,289	289,861
Total current liabilities	633,504	639,919
Long-term debt	1,204,211	1,161,176
Postretirement benefits	74,573	67,828
Deferred income taxes	49,472	58,582
Long-term operating lease liabilities	74,941	59,250
Other long-term liabilities	37,188	30,970
Stockholders’ equity:
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 41,127 and 42,833 shares outstanding at 2023 and 2022, respectively	503	503
Additional paid-in capital	818,663	825,669
Retained earnings	985,807	751,522
Accumulated other comprehensive loss	(41,279)	(5,871)
Treasury stock, at cost— 9,208 and 7,502 shares at 2023 and 2022, respectively	(597,437)	(428,812)
Total Belden stockholders’ equity	1,166,257	1,143,011
Noncontrolling interest	45	939
Total stockholders’ equity	1,166,302	1,143,950
	$3,240,191	$3,161,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Revenues	$2,512,084	$2,606,485	$2,301,260
Cost of sales	(1,557,118)	(1,690,196)	(1,529,417)
Gross profit	954,966	916,289	771,843
Selling, general and administrative expenses	(492,702)	(448,636)	(378,027)
Research and development expenses	(116,427)	(104,350)	(90,227)
Amortization of intangibles	(40,375)	(37,860)	(30,630)
Asset impairments	—	—	(9,283)
Gain on sale of assets	12,056	37,891	—
Operating income	317,518	363,334	263,676
Interest expense, net	(33,625)	(43,554)	(62,693)
Loss on debt extinguishment	—	(6,392)	(5,715)
Non-operating pension benefit	1,863	4,005	4,476
Gain on sale of note receivable	—	—	27,036
Income from continuing operations before taxes	285,756	317,393	226,780
Income tax expense	(43,200)	(49,645)	(27,939)
Income from continuing operations	242,556	267,748	198,841
Loss from discontinued operations, net of tax	—	(3,685)	(136,384)
Gain (loss) from disposal of discontinued operations, net of tax	—	(9,241)	1,860
Net income	242,556	254,822	64,317
Less: Net income (loss) attributable to noncontrolling interest	(203)	159	392
Net income attributable to Belden common stockholders	$242,759	$254,663	$63,925

Weighted average number of common shares and equivalents:
Basic	42,237	43,845	44,802
Diluted	42,859	44,537	45,361

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations	$5.75	$6.10	$4.43
Discontinued operations	—	(0.08)	(3.04)
Disposal of discontinued operations	—	(0.21)	0.04
Net income	$5.75	$5.81	$1.43

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations	$5.66	$6.01	$4.37
Discontinued operations	—	(0.08)	(3.04)
Disposal of discontinued operations	—	(0.21)	0.04
Net income	$5.66	$5.72	$1.41
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$242,556	$254,822	$64,317
Foreign currency translation, net of tax	(24,566)	39,509	88,290
Adjustments to pension and postretirement liability, net of tax	(10,838)	25,171	31,572
Other comprehensive income (loss), net of tax	(35,404)	64,680	119,862
Comprehensive income	207,152	319,502	184,179
Less: Comprehensive income (loss) attributable to noncontrolling interest	(199)	144	(1,031)
Comprehensive income attributable to Belden	$207,351	$319,358	$185,210
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$242,556	$254,822	$64,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,446	88,738	87,988
Share-based compensation	21,024	23,676	24,871
Loss on debt extinguishment	—	6,392	5,715
Asset impairments	—	—	140,461
Deferred income tax expense (benefit)	(12,957)	(627)	3,575
Gain on sale of assets	(12,056)	(37,891)	—
Changes in operating assets and liabilities, net of the effects of exchange rate changes, acquired businesses, and disposals:
Receivables	24,527	(33,605)	(119,012)
Inventories	(15,331)	5,558	(92,984)
Accounts payable	(8,175)	(20,595)	135,666
Accrued liabilities	(16,292)	(5,416)	61,241
Income taxes	(3,668)	2,335	(6,448)
Other assets	(9,314)	2,881	(12,693)
Other liabilities	9,878	(4,972)	(20,642)
Net cash provided by operating activities	319,638	281,296	272,055
Cash flows from investing activities:
Capital expenditures	(116,731)	(105,094)	(90,982)
Cash used for acquisitions and investments, net of cash acquired	(106,712)	(104,603)	(73,340)
Purchase of intangible assets	—	—	(3,650)
Proceeds from disposal of businesses, net of cash sold	9,300	334,574	45,735
Proceeds from disposal of tangible assets	13,785	43,534	30,234
Net cash provided by (used for) investing activities	(200,358)	168,411	(92,003)
Cash flows from financing activities:
Payments under share repurchase program	(192,135)	(150,000)	—
Withholding tax payments for share-based payment awards	(17,444)	(7,186)	(5,570)
Cash dividends paid	(8,498)	(8,949)	(9,056)
Payments under financing lease obligations	(423)	(157)	(3,151)
Payments under borrowing arrangements	—	(230,639)	(360,304)
Debt issuance costs paid	—	—	(8,173)
Payments to noncontrolling interest holders	—	—	(2,682)
Proceeds from issuance of common stock	6,568	3,717	—
Borrowings under credit arrangements	—	—	356,010
Net cash used for financing activities	(211,932)	(393,214)	(32,926)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,020	(12,574)	(5,363)
Increase (decrease) in cash and cash equivalents	(90,632)	43,919	141,763
Cash and cash equivalents, beginning of year	687,676	643,757	501,994
Cash and cash equivalents, end of year	$597,044	$687,676	$643,757
The Consolidated Cash Flow Statement includes the results of discontinued operations up to the disposal date, February 22, 2022 for Tripwire. The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2020	50,335	$503	$823,605	$450,876	(5,692)	$(332,552)	$(191,851)	$6,470	$757,051
Net income	—	—	—	63,925	—	—	—	392	64,317
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	121,285	(1,423)	119,862
Acquisition of noncontrolling interests	—	—	2,391	—	—	—	—	(4,644)	(2,253)
Retirement Savings Plan stock contributions	—	—	(652)	—	134	7,540	—	—	6,888
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,615)	—	20	1,128	—	—	(487)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(14,973)	—	178	9,890	—	—	(5,083)
Share-based compensation	—	—	24,871	—	—	—	—	—	24,871
Common stock dividends ($0.20 per share)	—	—	—	(9,084)	—	—	—	—	(9,084)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	254,663	—	—	—	159	254,822
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	64,695	(15)	64,680
Common stock issuance	—	—	(2,775)	—	82	6,492	—	—	3,717
Retirement Savings Plan stock contributions	—	—	(1,551)	—	116	8,568	—	—	7,017
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,875)	—	40	3,269	—	—	(1,606)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(22,433)	—	208	16,853	—	—	(5,580)
Share repurchase program	—	—	—	—	(2,588)	(150,000)	—	—	(150,000)
Share-based compensation	—	—	23,676	—	—	—	—	—	23,676
Common stock dividends ($0.20 per share)	—	—	—	(8,858)	—	—	—	—	(8,858)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	242,759	—	—	—	(203)	242,556
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(35,408)	4	(35,404)
Sale and deconsolidation of Hite JV	—	—	—	—	—	—	—	(695)	(695)
Common stock issuance	—	—	28	—	116	6,540	—	—	6,568
Retirement Savings Plan stock contributions	—	—	2,347	—	94	5,451	—	—	7,798
Exercise of stock options, net of tax withholding forfeitures	—	—	(7,928)	—	82	3,043	—	—	(4,885)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(22,477)	—	255	9,919	—	—	(12,558)
Share repurchase, net of excise tax	—	—	—	—	(2,253)	(193,578)	—	—	(193,578)
Share-based compensation	—	—	21,024	—	—	—	—	—	21,024
Common stock dividends ($0.20 per share)	—	—	—	(8,474)	—	—	—	—	(8,474)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1: Basis of Presentation
Business Description
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure and digitization solutions built around two global businesses – Enterprise Solutions and Industrial Automation Solutions. We deliver the infrastructure that makes the digital journey simpler, smarter, and secure. We’re moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions.
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

During 2023, 2022, and 2021 we utilized Level 1 inputs to determine the fair value of cash equivalents and Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4) and for impairment testing (see Note 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2023.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2023 and 2022, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable and Revenue Reserves
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable, such as price reductions, at December 31, 2023 and 2022 totaled $26.0 million and $24.3 million, respectively. Unprocessed Changes recognized as accrued liabilities, such as product returns, at December 31, 2023 and 2022 totaled $15.6 million and $11.7 million, respectively.
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. As of December 31, 2023 and 2022, the allowance for doubtful accounts totaled $23.1 million and $8.0 million, respectively. We also recognized bad debt expense, net of recoveries, in selling, general and administrative expenses of $15.6 million, $6.5 million, and $0.4 million in 2023, 2022, and 2021, respectively.
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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2023 and 2022 totaled $67.9 million and $45.9 million, respectively.

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
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2023, we performed a qualitative assessment over three of our reporting units.

For our annual impairment test in 2023, we performed a quantitative assessment for three of our reporting units. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs). Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. Based on our annual goodwill impairment test, the excess fair value over the carrying value for the reporting units tested under the quantitative income approach ranged from 30% to 106%. Using both an income approach and market approach, we determined that there was no impairment during 2023. During 2022 and 2021, we did not recognize any goodwill impairment from continuing operations other than a $1.7 million impairment in 2021 in connection with the sale of an oil and gas business in Brazil. See Notes 5 for further discussion.

We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets from continuing operations in 2023, 2022, or 2021. See Note 13 for further discussion.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets from continuing operations in 2023, 2022, or 2021 other than a $1.0 million impairment in 2021 in connection with the sale of an oil and gas business in Brazil. See Note 5. Discontinued operations included an impairment charge in 2021 of $131.2 million related to the Tripwire divestiture. See Note 5.

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

Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2023 and 2022 totaled $49.3 million and $55.6 million, respectively.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $18.8 million, $13.7 million, and $10.3 million for 2023, 2022, and 2021, respectively.
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

Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. At December 31, 2023, the valuation allowance of $109.7 million was primarily related to net operating losses and capital losses that we do not currently expect to realize.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (ASU 2023-09) enhancing the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 are applied on a prospective basis, though retrospective application is permitted. We did not early adopt this pronouncement and are in the process of evaluating its impact on our consolidated financial statements and related disclosures.

Recently Adopted Securities and Exchange Commission Rules
The Inflation Reduction Act of 2022 imposed a 1% excise tax on the repurchase of more than $1 million of stock by publicly traded US corporations. The excise tax equals 1% of the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year, including stock issued to employees of the corporation. The excise tax applies to repurchases of stock made after December 31, 2022. The amount of excise tax accrued during the year ended December 31, 2023 was immaterial to our consolidated financial statements.

Current-Year Adoption of Accounting Pronouncements
None of the accounting pronouncements that became effective during 2023 had a material impact to our consolidated financial statements or disclosures.

Pending Adoption of Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) amended the guidance in Accounting Standards Codification (ASC) 280, Segment Reporting, to require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The new standard will be effective for us beginning with our 2024 Form 10-K and first quarter 2025 Form 10-Q, respectively. We expect the amended guidance to have a minimal impact on our disclosures.

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

The following table presents our revenues disaggregated by major product category (in thousands).

	Broadband Solutions	Industrial Automation	Smart Buildings	Total Revenues

Year Ended December 31, 2023
Enterprise Solutions	$555,030	$—	$567,801	$1,122,831
Industrial Automation Solutions	—	1,389,253	—	1,389,253
Total	$555,030	$1,389,253	$567,801	$2,512,084

Year Ended December 31, 2022
Enterprise Solutions	$571,426	$—	$627,052	$1,198,478
Industrial Automation Solutions	—	1,408,007	—	1,408,007
Total	$571,426	$1,408,007	$627,052	$2,606,485

Year Ended December 31, 2021
Enterprise Solutions	$488,453	$—	$585,973	$1,074,426
Industrial Automation Solutions	—	1,226,834	—	1,226,834
Total	$488,453	$1,226,834	$585,973	$2,301,260

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product (in thousands).

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2023
Enterprise Solutions	$824,991	$180,880	$116,960	$1,122,831
Industrial Automation Solutions	787,739	385,454	216,060	1,389,253
Total	$1,612,730	$566,334	$333,020	$2,512,084

Year Ended December 31, 2022
Enterprise Solutions	$915,491	$149,327	$133,660	$1,198,478
Industrial Automation Solutions	816,508	372,473	219,026	1,408,007
Total	$1,731,999	$521,800	$352,686	$2,606,485

Year Ended December 31, 2021
Enterprise Solutions	$785,253	$150,790	$138,383	$1,074,426
Industrial Automation Solutions	703,790	323,915	199,129	1,226,834
Total	$1,489,043	$474,705	$337,512	$2,301,260

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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2023.

The following table presents estimated and accrued variable consideration:

	December 31, 2023	December 31, 2022

	(In thousands)
Accrued rebates included in accrued liabilities	$49,255	$55,559
Accrued returns included in accrued liabilities	15,570	11,700
Price adjustment recognized against gross accounts receivable	26,005	24,304

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we must satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services normally require payment within one year or less of when the services will be provided. As of December 31, 2023, total deferred revenue was $31.1 million, and of this amount, $23.7 million is expected to be recognized within the next twelve months, and the remaining $7.4 million is long-term and will be recognized over a period greater than twelve months. The following table presents deferred revenue activity (in thousands):

Balance at December 31, 2021	$19,390
New deferrals	30,472
Acquisitions	6,567
Revenue recognized	(23,186)
Balance at December 31, 2022	$33,243
New deferrals	35,157
Acquisitions	104
Revenue recognized	(37,442)
Balance at December 31, 2023	$31,062

Service-type warranties represent $11.1 million of the deferred revenue balance at December 31, 2023, and of this amount $6.2 million is expected to be recognized in the next twelve months, and the remaining $4.9 million is long-term and will be recognized over a period greater than twelve months. At December 31, 2023, we did not have any material contract assets recorded in the consolidated balance sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions were not material for the years ended December 31, 2023, 2022, and 2021. We recognized $24.5 million, $24.1 million, and $20.6 million of sales commissions expense in selling, general, and administrative expenses during the years ended December 31, 2023, 2022 and 2021, respectively.

Note 4: Acquisitions
In August 2023, we acquired CloudRail GmbH (CloudRail) with cash on hand for $9.2 million, net of cash acquired.CloudRail, based in Mannheim, Germany, specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. The results of CloudRail have been included in our Consolidated Financial Statements from August 31, 2023 and are reported within the Industrial Automation Solutions segment. The CloudRail acquisition was not material to our financial position or results of operations.

In April 2023, we acquired Berthold Sichert GmbH (Sichert) with cash on hand for $97.5 million, net of cash acquired. Sichert, based in Berlin, Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. The results of Sichert have been included in our Consolidated Financial Statements from April 17, 2023 and are reported within the Enterprise Solutions segment. The Sichert acquisition was not material to our results of operations. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Receivables	$5,093
Inventory	7,590
Other current assets	2,733
Property, plant and equipment	13,135
Intangible assets	44,328
Goodwill	32,243
Deferred income taxes	433
Operating lease right-of-use assets	131
Other long-lived assets	4,559
Total assets acquired	$110,245

Accounts payable	$1,907
Accrued liabilities	4,283
Deferred income taxes	6,551
Total liabilities assumed	$12,741

Net assets	$97,504
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, intangible assets, deferred income taxes, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. During 2023, we recorded measurement-period adjustments that increased goodwill by $4.4 million. The impact of these adjustments to the Consolidated Statements of Operations was immaterial.
The preliminary fair value of acquired receivables is $5.1 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
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
The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$41,161	20.0
Trademarks	2,184	7.0
Sales backlog	983	0.2
Total intangible assets subject to amortization	$44,328

Intangible assets not subject to amortization:
Goodwill	$32,243	n/a
Total intangible assets not subject to amortization	$32,243

Total intangible assets	$76,571
Weighted average amortization period		18.9
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

	January 1 - February 22, 2022	Year Ended December 31, 2021
	(In thousands)
Revenues	$12,067	$106,840
Cost of sales	(3,256)	(24,321)
Gross profit	8,811	82,519
Selling, general and administrative expenses	(8,185)	(48,308)
Research and development expenses	(5,528)	(34,433)
Amortization of intangible assets	(638)	(7,716)
Asset impairments	—	(131,178)
Loss before taxes	$(5,540)	$(139,116)
From January 1, 2022 to February 22, 2022, the Tripwire disposal group did not have any capital expenditures and recognized share-based compensation expense of $0.2 million. During the year ended December 31, 2021, the Tripwire disposal group had capital expenditures of $6.1 million and recognized share-based compensation expense of $2.2 million. The disposal group did not have any significant non-cash charges for investing activities during either time period.
Brazil Oil and Gas Cable Business
During 2021, we sold an oil and gas cable business in Brazil that met all of the criteria to classify the assets and liabilities of this business, formerly part of the Industrial Automation Solutions segment, as held for sale. At such time, the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based upon the expected sale price, by $3.4 million. Therefore, we recognized an impairment charge of $3.4 million (including a goodwill impairment of $1.7 million and intangible asset impairment of $1.0 million) in 2021. The impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment. We completed the sale of the oil and gas cable business in Brazil during 2021 for $10.9 million, net of cash delivered with the business.

Grass Valley
During 2020, we sold Grass Valley to Black Dragon Capital. The sale included deferred consideration consisting of a $175.0 million seller’s note, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note was $34.9 million. During 2021, we sold the seller's note to a third party for $62.0 million and recognized a gain on sale of $27.0 million. We accounted for the earnout under a loss recovery approach and did not record an asset as of the disposal date. Any subsequent recognition of an earnout will be based on the gain contingency guidance.
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
Operating Segment Information

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Enterprise Solutions

Segment revenues	$1,122,831	$1,198,478	$1,074,426
Segment EBITDA	149,107	161,517	144,509
Depreciation expense	24,943	23,387	21,627
Amortization of intangibles	20,085	17,595	17,595
Amortization of software development intangible assets	—	54	94
Adjustments related to acquisitions and divestitures	5,359	5,589	(7,052)
Severance, restructuring, and acquisition integration costs	11,221	9,200	13,800
Acquisition of property, plant and equipment	36,237	33,535	36,726
Segment assets	637,105	593,653	563,141

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Industrial Automation Solutions

Segment revenues	$1,389,253	$1,408,007	$1,226,834
Segment EBITDA	287,328	277,079	222,684
Depreciation expense	26,436	23,282	21,446
Amortization of intangibles	20,290	20,265	13,035
Amortization of software development intangible assets	7,692	3,821	1,485
Adjustments related to acquisitions and divestitures	818	2,244	2,017
Severance, restructuring, and acquisition integration costs	13,931	7,485	10,067
Asset impairments	—	—	9,283
Acquisition of property, plant and equipment	64,072	58,713	41,269
Segment assets	727,477	677,235	600,380

Total Segments

Segment revenues	$2,512,084	$2,606,485	$2,301,260
Segment EBITDA	436,435	438,596	367,193
Depreciation expense	51,379	46,669	43,073
Amortization of intangibles	40,375	37,860	30,630
Amortization of software development intangible assets	7,692	3,875	1,579
Adjustments related to acquisitions and divestitures	6,177	7,833	(5,035)
Severance, restructuring, and acquisition integration costs	25,152	16,685	23,867
Asset impairments	—	—	9,283
Acquisition of property, plant and equipment	100,309	92,248	77,995
Segment assets	1,364,582	1,270,888	1,163,521

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Segment Revenues and Consolidated Revenues	$2,512,084	$2,606,485	$2,301,260

Total Segment EBITDA	$436,435	$438,596	$367,193
Depreciation expense	(51,379)	(46,669)	(43,073)
Amortization of intangibles	(40,375)	(37,860)	(30,630)
Severance, restructuring, and acquisition integration costs (1)	(25,152)	(16,685)	(23,867)
Amortization of software development intangible assets	(7,692)	(3,875)	(1,579)
Adjustments related to acquisitions and divestitures (2)	(6,177)	(7,833)	5,035
Asset impairments (3)	—	—	(9,283)
Gain on sale of assets (4)	12,056	37,891	—
Eliminations	(198)	(231)	(120)
Consolidated operating income	317,518	363,334	263,676
Interest expense, net	(33,625)	(43,554)	(62,693)
Loss on debt extinguishment	—	(6,392)	(5,715)
Non-operating pension benefit	1,863	4,005	4,476
Gain on sale of note receivable	—	—	27,036
Consolidated income from continuing operations before taxes	$285,756	$317,393	$226,780

(1)Includes costs from programs described in Note 15, Restructuring Activities as well as other immaterial programs.
(2)In 2023, we incurred $4.1 million for lease guarantees associated with the Grass Valley disposal (see Note 12), $1.5 million related to fair value adjustments of acquired inventory and other assets, and $0.6 million of net losses associated with the sales of businesses. In 2022, we incurred $10.1 million for lease guarantees associated with the Grass Valley disposal, $2.2 million related to fair value adjustments of acquired inventory and other assets, and gains of $4.5 million on collections from previously written off receivables associated with the sale of Grass Valley. In 2021, we collected $2.2 million of receivables associated with the sale of Grass Valley and acquisition of SPC that were previously written off, reduced the Opterna earn-out liability by $5.8 million, recognized cost of sales of $2.3 million related to adjustments of acquired inventory to fair value, and recognized a $0.6 million loss on the sale of tangible assets.
(3)In 2021, we recognized a $3.6 million impairment on assets held and used and a $5.7 million impairment on assets held for sale. See Note 11, Property, Plant, and Equipment, for details.
(4)During 2023, we sold certain real estate in Canada for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. During 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. See Note 11, Property, Plant, and Equipment, for details.
Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Total segment assets	$1,364,582	$1,270,888	$1,163,521
Cash and cash equivalents	597,044	687,676	641,563
Goodwill	907,331	862,253	821,448
Intangible assets, less accumulated amortization	269,144	246,830	238,155
Deferred income taxes	15,739	14,642	31,736
Corporate assets	86,351	79,386	72,102
Assets of discontinued operations	—	—	449,152
Total assets	$3,240,191	$3,161,675	$3,417,677

Total segment acquisition of property, plant and equipment	$100,309	$92,248	$77,995
Corporate acquisition of property, plant and equipment	16,422	12,846	6,855
Discontinued operations acquisition of property, plant and equipment	—	—	6,132
Total acquisition of property, plant and equipment	$116,731	$105,094	$90,982
Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2023, 2022, and 2021 for the following countries: U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2023
Revenues	$1,383,212	$169,122	$104,718	$134,130	$720,902	$2,512,084
Percent of total revenues	55%	7%	4%	5%	29%	100%
Long-lived assets	$230,267	$13,355	$45,326	$67,758	$144,606	$501,312
Year ended December 31, 2022
Revenues	$1,448,247	$188,013	$126,904	$131,485	$711,836	$2,606,485
Percent of total revenues	56%	7%	5%	5%	27%	100%
Long-lived assets	$203,070	$12,805	$45,866	$44,061	$122,565	$428,367
Year ended December 31, 2021
Revenues	$1,201,540	$186,834	$149,036	$112,710	$651,140	$2,301,260
Percent of total revenues	52%	8%	7%	5%	28%	100%
Long-lived assets	$170,420	$12,578	$46,776	$37,208	$106,140	$373,122
Major Customer
Revenues generated in both the Enterprise Solutions and Industrial Automation Solutions segments from our largest customer were approximately $378.1 million (15% of revenues), $387.7 million (15% of revenues), and $374.8 million (16% of revenues) for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, we had $61.9 million and $28.8 million in accounts receivable outstanding from this customer, which represented approximately 15% and 7% of our total accounts receivable balance as of December 31, 2023 and 2022, respectively.
Note 7: Noncontrolling Interest
During 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The sale also includes $0.6 million of potential earnout payments. The joint venture developed and provided certain Industrial Automation Solutions products and integrated solutions to customers in China. The joint venture was determined to not have sufficient equity at risk; therefore, it was considered a variable interest entity. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Consolidated Statements of Operations up to April 28, 2023 when we sold and deconsolidated the entity. The joint venture was not material to our consolidated financial statements as of or for the years ended December 31, 2023, 2022, or 2021.
A Belden subsidiary includes a noncontrolling interest as of and for the years ended December 31, 2023, 2022 and 2021. The results attributable to the noncontrolling interest holders are not material to our consolidated financial statements and are presented as net income attributable to noncontrolling interests in the Consolidated Statements of Operations.

Note 8: Income Per Share
The following table presents the basis of the income per share computations:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Numerator:
Income from continuing operations	$242,556	$267,748	$198,841
Less: Net income (loss) attributable to noncontrolling interest	(203)	159	392
Income from continuing operations attributable to Belden common stockholders	242,759	267,589	198,449
Add: Loss from discontinued operations, net of tax	—	(3,685)	(136,384)
Add: Gain (loss) on disposal of discontinued operations, net of tax	—	(9,241)	1,860
Net income attributable to Belden common stockholders	$242,759	$254,663	$63,925
Denominator:
Weighted average shares outstanding, basic	42,237	43,845	44,802
Effect of dilutive common stock equivalents	622	692	559
Weighted average shares outstanding, diluted	42,859	44,537	45,361
Basic weighted average shares outstanding is used to calculate diluted loss per share when the numerator is a loss because using diluted weighted average shares outstanding would be anti-dilutive.
For the years ended December 31, 2023, 2022, and 2021, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, 0.8 million, and 1.1 million, respectively, because they are anti-dilutive. In addition, for the years ended December 31, 2023, 2022, and 2021, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million, 0.2 million, and 0.2 million, respectively, because the related performance conditions have not been satisfied.
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
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other information that is reasonably available. The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2023 and 2022 (in thousands).

Balance at December 31, 2021	$4,864
Current period provision	6,615
Write-offs	(3,648)
Recoveries collected	(121)
Acquisitions	319
Currency impact	(75)
Balance at December 31, 2022	$7,954
Current period provision	15,745
Write-offs	(154)
Recoveries collected	(861)
Acquisitions	422
Currency impact	8
Balance at December 31, 2023	$23,114
Note 10: Inventories
The major classes of inventories were as follows:

	December 31,
	2023	2022
	(In thousands)
Raw materials	$185,233	$162,154
Work-in-process	41,197	35,011
Finished goods	208,425	190,311
Gross inventories	434,855	387,476
Excess and obsolete reserves	(67,868)	(45,913)
Net inventories	$366,987	$341,563
Note 11: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2023	2022
	(In thousands)
Land and land improvements	$27,627	$25,547
Buildings and leasehold improvements	108,960	102,451
Machinery and equipment	666,527	631,680
Computer equipment and software	132,668	127,434
Construction in process	157,056	106,361
Gross property, plant and equipment	1,092,838	993,473
Accumulated depreciation	(641,769)	(611,609)
Net property, plant and equipment	$451,069	$381,864
Depreciation Expense
We recognized depreciation expense in income from continuing operations of $51.4 million, $46.7 million, and $43.9 million in 2023, 2022, and 2021, respectively.

Gain on Sale of Assets
During 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Industrial Automation Solutions segment.

Sale-Leasebacks
During 2023, we sold certain real estate in Canada as part of a sale and leaseback transaction for CAD$18.6 million (approximately $13.8 million), net of transaction costs and recognized a $12.1 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Industrial Automation Solutions segment. The lease is for a term of 10 years and as of December 31, 2023, had a total right-of-use asset balance of $10.1 million.

During 2021, we sold certain real estate in Germany as part of a sale and leaseback transaction for €24.5 million (approximately $27.8 million) and recognized a $0.6 million loss on the sale. The lease is for a term of 10 years and as of December 31, 2023 and 2022, had a total right-of-use asset balance of $20.5 million and $21.7 million, respectively. When the assets met the held for sale criteria during 2021, we performed a recoverability test and determined that the carrying values of the assets were not recoverable and as a result, recognized a $2.3 million impairment charge to write them down to fair value. The impairment charge was excluded from Segment EBITDA of our Industrial Automation Solutions segment.
Asset Impairments
During 2021, we sold an oil and gas business in Brazil and recognized an impairment charge of $3.4 million (includes a goodwill impairment of $1.7 million and intangible asset impairment of $1.0 million). See Note 5.

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
Note 12: Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 15 years, some of which include options to extend the lease for a period of up to 15 years and some include options to terminate the leases within 1 year. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain material residual value guarantees, and our variable lease payments were $3.1 million and $2.9 million during the years ended December 31, 2023 and 2022, respectively.
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet as of December 31, 2023 or 2022, and the rent expense for short-term leases was not material.
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

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Operating lease cost	$22,562	$21,420	$18,607

Finance lease cost
Amortization of right-of-use asset	$780	$878	$528
Interest on lease liabilities	330	258	14
Total finance lease cost	$1,110	$1,136	$542

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,080	$18,338	$15,737

Operating and financing cash flows from finance leases were not material for the years ended December 31, 2023, 2022 and 2021.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022

	(In thousands, except lease term and discount rate)

Operating leases:
Total operating lease right-of-use assets	$89,686	$73,376

Accrued liabilities	$18,226	$16,442
Long-term operating lease liabilities	74,941	59,250
Total operating lease liabilities	$93,167	$75,692

Finance leases:
Other long-lived assets, at cost	$6,560	$6,323
Accumulated depreciation	(1,347)	(733)
Other long-lived assets, net	$5,213	$5,590

Accrued liabilities	$719	$391
Other long-term liabilities	6,084	5,928
Total finance lease liabilities	$6,803	$6,319

Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	9 years	10 years

Weighted Average Discount Rate
Operating leases	5.0%	5.2%
Finance leases	4.3%	4.2%

The following table summarizes maturities of lease liabilities as of December 31, 2023 (in thousands):

2024	$18,664
2025	18,173
2026	16,527
2027	9,074
2028	7,350
Thereafter	28,068
Total	$97,856

The following table summarizes maturities of lease liabilities as of December 31, 2022 (in thousands):

2023	$15,815
2024	14,809
2025	13,472
2026	11,964
2027	6,464
Thereafter	20,907
Total	$83,431

In addition, we covenanted the lease payments for certain Grass Valley property leases with expiration dates extending up to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of Grass Valley (see Note 5). As of December 31, 2023, the fixed, remaining base rent payments were $22 million. In 2023 and 2022, we recognized $4.1 million and $10.1 million, respectively, related to the guarantees in selling, general and administrative expenses. These costs were excluded from Segment EBITDA of our Enterprise Solutions segment. As of December 31, 2023 and 2022, we had a liability for expected, future payments of $11.3 million and $9.4 million, respectively. The liability is based on certain assumptions, such as receiving a level of sublease income, that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 13: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$907,331	$—	$907,331	$862,253	$—	$862,253
Definite-lived intangible assets subject to amortization:
Developed technology	$300,240	$(219,210)	$81,030	$273,524	$(190,808)	$82,716
Customer relationships	296,616	(145,739)	150,877	253,275	(129,730)	123,545
Trademarks	43,862	(35,089)	8,773	40,951	(30,077)	10,874
Backlog	14,847	(13,483)	1,364	13,554	(11,192)	2,362
In-service research and development	5,000	(5,000)	—	5,507	(5,342)	165
Non-compete agreements	810	(710)	100	780	(612)	168
Total intangible assets subject to amortization	$661,375	$(419,231)	$242,144	$587,591	$(367,761)	$219,830
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$27,000	$—	$27,000	$27,000	$—	$27,000
Total intangible assets not subject to amortization	$27,000	$—	$27,000	$27,000	$—	$27,000
Intangible assets	$688,375	$(419,231)	$269,144	$614,591	$(367,761)	$246,830

Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Enterprise Solutions	Industrial Automation Solutions	Consolidated
	(In thousands)
Balance at December 31, 2021	$473,241	$348,207	$821,448
Acquisitions	6,528	44,068	50,596
Translation impact	(1,935)	(7,856)	(9,791)
Balance at December 31, 2022	$477,834	$384,419	$862,253
Acquisitions	32,243	5,816	38,059
Translation impact	1,447	5,572	7,019
Balance at December 31, 2023	$511,524	$395,807	$907,331
The carrying amount of a certain indefinite-lived trademark in our Enterprise Solutions segment was $27.0 million as of December 31, 2023 and 2022.
Annual Impairment Test
The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2023 goodwill impairment test, we performed a quantitative assessment for three of our reporting units and determined the estimated fair values by calculating the present value of estimated future cash flows using Level 3 inputs. We determined that the fair values for the reporting units were in excess of their respective carrying values. We performed a qualitative assessment for the remaining three reporting units, and determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value. Therefore, we did not record any goodwill impairment in 2023. We did not recognize any goodwill impairment from continuing operations in 2022 or 2021 other than a $1.7 million impairment in 2021 in connection with the sale of an oil and gas business in Brazil. See Note 5.
For our quantitative impairment test in 2023, the excess of the fair value over the carrying value for the reporting units ranged from 30% to 106%. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our assessment, the discount rate ranged from 11.9% to 13.8%, the 2024 to 2033 compounded annual revenue growth rate ranged from 4.2% to 6.3%, and the revenue growth rate beyond 2033 ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize impairment charges that could be material.
We tested our indefinite-lived intangible asset, a trademark, for impairment during the fourth quarter using a quantitative assessment. We determined the fair value of the trademark using a relief from royalty methodology and compared the fair value to the carrying value. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates. We did not recognize any indefinite-lived intangible asset impairment charges in 2023, 2022, or 2021.
Impairment of Discontinued Operations
Prior to the Tripwire divestiture in 2022, we recognized a goodwill impairment charge of $131.2 million during 2021. See Note 5.
Amortization Expense
We recognized amortization expense in income from continuing operations of $48.1 million, $41.7 million, and $32.2 million in 2023, 2022, and 2021, respectively. We expect to recognize annual amortization expense of $44.7 million in 2024, $39.5 million in 2025, $27.6 million in 2026, $26.4 million in 2027, and $21.5 million in 2028 related to our intangible assets balance as of December 31, 2023.

Note 14: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2023	2022
	(In thousands)
Wages, severance and related taxes	$71,880	$86,536
Accrued rebates	49,255	55,559
Employee benefits	27,487	26,421
Deferred revenue	23,718	26,215
Lease liabilities	18,945	16,833
Accrued interest	18,774	18,154
Other (individual items less than 5% of total current liabilities)	80,230	60,143
Accrued liabilities	$290,289	$289,861
Note 15: Restructuring Activities
During 2023, 2022 and 2021, we incurred costs related to the programs described below. We also incurred costs related to other individually insignificant programs.
Productivity Initiative Program
We initiated a productivity program in response to weaker economic conditions experienced in the second half of 2023. The Enterprise Solutions and Industrial Automation Solutions segments incurred $3.6 million and $5.5 million, respectively, of severance and other costs during the year ended December 31, 2023.
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, primarily by focusing on consolidating existing and acquired facilities as well as other support functions. The Enterprise Solutions segment incurred $6.5 million, $4.8 million, and $9.6 million of restructuring and integration costs during the years ended December 31, 2023, 2022, and 2021, respectively. The Industrial Automation Solutions segment incurred $3.0 million, $3.4 million, and $3.0 million of restructuring and integration costs during the years ended December 31, 2023, 2022, and 2021, respectively.
Manufacturing Footprint Program
We consolidated our manufacturing footprint in the Americas region during 2022. The Enterprise Solutions and Industrial Automation Solutions segments incurred $3.3 million and $5.0 million, respectively, of severance and other costs during the year ended December 31, 2022.

Cost Reduction Program
We executed a cost reduction program to streamline the organizational structure and invest in technology to drive productivity. The Enterprise Solutions and Industrial Automation Solutions segments incurred $2.6 million and $3.2 million, respectively, of severance and other costs during the year ended December 31, 2021.
The following table summarizes the costs of the programs described above by segment, all of which were excluded from Segment EBITDA:

	Severance	Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2023
Enterprise Solutions	$4,180	$5,948	$10,128
Industrial Automation Solutions	4,674	3,852	8,526
Total	$8,854	$9,800	$18,654

Year Ended December 31, 2022
Enterprise Solutions	$1,070	$7,060	$8,130
Industrial Automation Solutions	493	7,847	8,340
Total	$1,563	$14,907	$16,470

Year Ended December 31, 2021
Enterprise Solutions	$1,121	$11,062	$12,183
Industrial Automation Solutions	2,555	3,629	6,184
Total	$3,676	$14,691	$18,367

The restructuring and integration costs incurred during 2023, 2022, and 2021 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

The following table summarizes the costs of the programs described above by financial statement line item in the Consolidated Statement of Operations:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cost of sales	$1,667	$10,060	$8,493
Selling, general and administrative expenses	15,362	6,410	9,874
Research and development expenses	1,625	—	—
Total	$18,654	$16,470	$18,367

Accrued Severance
There were no significant severance accrual balances as of December 31, 2022. The table below sets forth severance activity included in accrued liabilities that occurred for the Productivity Initiative Program described above (in thousands).

Balance at December 31, 2022	$—
New charges	8,254
Cash payments	(3,151)
Foreign currency translation	68
Other adjustments	(161)
Balance at December 31, 2023	$5,010

Note 16: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2023	2022
	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	497,025	480,330
3.875% Senior subordinated notes due 2028	386,575	373,590
3.375% Senior subordinated notes due 2031	331,350	320,220
Total senior subordinated notes	1,214,950	1,174,140
Less unamortized debt issuance costs	(10,739)	(12,964)
Long-term debt	$1,204,211	$1,161,176
Revolving Credit Agreement due 2026
In 2021, we entered into an amended and restated Revolving Credit Agreement that provides a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. In 2021, we paid approximately $2.3 million of fees when we amended the Revolver, which are being amortized over the remaining term of the Revolver. As of December 31, 2023, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $289.1 million.

Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2023 is $497.0 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2023 is $386.6 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
In 2021, we completed an offering for €300.0 million ($356.0 million at issuance) aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of December 31, 2023 is $331.4 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year, commencing January 15, 2022. In 2021, we paid approximately $5.9 million of fees associated with the issuance of the 2031 Notes, which are being amortized over the life of the 2031 Notes using the effective interest method. We used the net proceeds from this offering, along with cash on hand, to fund the full redemption of the 2025 Notes.

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
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2023 was approximately $1,141.8 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,215.0 million as of December 31, 2023.
Redemption Prices
The senior subordinated notes due 2027 and 2028 were redeemable after July 15, 2022 and March 15, 2023, respectively, and the senior subordinated notes due 2031 are redeemable after July 15, 2026 at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2027		2028		2031
Year	Percentage	Year	Percentage	Year	Percentage
2022	101.688%	2023	101.938%	2026	101.688%
2023	101.125%	2024	101.292%	2027	100.844%
2024	100.563%	2025	100.646%	2028	100.422%
2025 and thereafter	100.000%	2026 and thereafter	100.000%	2029 and thereafter	100.000%
Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2023 are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	497,025
2028	386,575
Thereafter	331,350
$1,214,950
Note 17: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2023, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the years ended December 31, 2023, 2022, and 2021, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $(21.5) million, $41.9 million, and $67.6 million, respectively. During 2022, we de-designated €200.0 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this debt are reported in income from continuing operations.

Note 18: Income Taxes

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Income from continuing operations before taxes:
United States operations	$86,805	$97,900	$188,650
Foreign operations	198,951	219,493	38,130
Income from continuing operations before taxes	$285,756	$317,393	$226,780
Income tax expense (benefit):
Currently payable
United States federal	$34,091	$34,310	$1,649
United States state and local	3,900	4,801	2,453
Foreign	18,166	6,677	15,984
	56,157	45,788	20,086
Deferred
United States federal	(7,497)	(446)	16,354
United States state and local	(623)	(50)	5,988
Foreign	(4,837)	4,353	(14,489)
	(12,957)	3,857	7,853
Income tax expense	$43,200	$49,645	$27,939

In addition to the above income tax expense associated with continuing operations, we also recorded an income tax benefit associated with discontinued operations of $0.0 million, $2.5 million, and $2.7 million in 2023, 2022, and 2021, respectively.

	Years Ended December 31,
	2023	2022	2021
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes	0.8%	1.2%	3.4%
Impact of change in tax contingencies	0.3%	0.1%	(0.7)%
Foreign income tax rate differences	(10.5)%	(10.9)%	0.7%
Impact of change in deferred tax asset valuation allowance	0.5%	(2.5)%	(19.1)%
Domestic permanent differences and tax credits	2.9%	6.3%	6.0%
Impact of share-based compensation	0.1%	0.4%	1.0%
	15.1%	15.6%	12.3%

In 2023, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. Foreign tax rate differences resulted in an income tax expense (benefit) of $(30.1) million, $(34.4) million, and $1.5 million in 2023, 2022, and 2021, respectively.

An additional significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of domestic permanent differences and tax credits. We recognized a total income tax expense from domestic permanent differences and tax credits of $8.4 million in 2023, primarily associated with our foreign income inclusions.

If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our intent to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities.

The components of deferred income taxes were as follows:

	December 31,
	2023	2022
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(98,112)	$(94,189)
Right of use asset	(21,440)	(19,853)
	(119,552)	(114,042)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	17,052	17,368
Reserves and accruals	41,474	25,519
Net operating loss, capital loss, and tax credit carryforwards	114,896	149,607
Lease liability	22,073	19,938
Valuation allowances	(109,676)	(142,330)
	85,819	70,102
Net deferred income tax liability	$(33,733)	$(43,940)

The decreases in valuation allowances and deferred tax assets related to net operating loss, capital loss, and tax credit carryforwards primarily relate to the write-offs of the $35.0 million deferred tax asset and corresponding $35.0 million valuation allowance associated with a capital loss from the divestiture of Tripwire that we will not be able to utilize prior to its expiration.

As of December 31, 2023, we had $93.6 million of gross net operating loss carryforwards, $6.2 million of tax credit carryforwards, and $399.5 million of gross capital loss carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $8.8 million between 2024 and 2026 and $42.2 million between 2027 and 2042. Net operating loss with an indefinite carryforward period total $42.6 million. Of the $93.6 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $30.2 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.

Unless otherwise utilized, tax credit carryforwards of $6.2 million will expire as follows: $0.6 million between 2024 and 2026 and $3.4 million between 2027 and 2042. Tax credit carryforwards with an indefinite carryforward period total $2.2 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $3.9 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

Unless otherwise utilized, of the $399.5 million in gross capital loss carryforwards, $355.2 million will expire between 2025 and 2027 and the remaining $44.2 million have an indefinite carryforward period. A full valuation allowance has been recorded as we do not expect to be able to utilize the capital losses.
The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2023 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
United States - Federal and various states	$44,066
Germany	19,418
United Kingdom	13,641
Other	8,290
Australia	8,234
Total	$93,649

Tax Credit Carryforwards
(In thousands)
United States	$4,705
Belgium	1,509
Total	$6,214
In 2023, we recognized a net $1.0 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2023	2022
	(In thousands)
Balance at beginning of year	$6,180	$5,821
Additions for tax positions of prior years	605	—
Additions based on tax positions related to the current year	358	359
Balance at end of year	$7,143	$6,180
The balance of $7.1 million at December 31, 2023 reflects tax positions that, if recognized, would impact our effective tax rate.

Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. We have no accrual for the payment of interest and penalties as of December 31, 2023 and 2022.

Our federal tax return for the tax years 2015 and later remain subject to examination by the Internal Revenue Service. Our state and foreign income tax returns for the tax years 2013 and later remain subject to examination by various state and foreign tax authorities.

Note 19: Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, Switzerland, the United Kingdom, the U.S., Belgium and certain employees in Germany. Certain defined benefit plans in the United Kingdom are frozen and additional benefits are not being earned by the participants. The U.S. defined benefit pension plan is closed to new entrants. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash and stock contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2023, 2022, and 2021 was $14.0 million, $13.4 million, and $12.2 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2023	2022	2023	2022
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(317,424)	$(471,834)	$(19,944)	$(27,625)
Service cost	(2,632)	(3,491)	(11)	(24)
Interest cost	(15,237)	(9,248)	(1,012)	(761)
Participant contributions	(435)	(350)	(3)	(5)
Actuarial gain (loss)	(16,231)	123,851	(1,179)	5,690
Acquisitions and divestitures	—	(9,257)	—	—
Settlements	2,987	6,567	—	—
Other	—	—	—	(21)
Foreign currency exchange rate changes	(12,427)	33,316	(491)	1,409
Benefits paid	18,640	13,022	1,329	1,393
Benefit obligation, end of year	$(342,759)	$(317,424)	$(21,311)	$(19,944)

	Pension Benefits		Other Benefits
Years Ended December 31,	2023	2022	2023	2022
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$281,332	$394,026	$—	$—
Actual return on plan assets	21,141	(84,595)	—	—
Employer contributions	8,432	12,080	1,326	1,388
Plan participant contributions	435	350	3	5
Acquisitions and divestitures	—	6,772	—	—
Settlements	(2,987)	(6,567)	—	—
Foreign currency exchange rate changes	11,665	(27,712)	—	—
Benefits paid	(18,640)	(13,022)	(1,329)	(1,393)
Fair value of plan assets, end of year	$301,378	$281,332	$—	$—

Funded status, end of year	$(41,381)	$(36,092)	$(21,312)	$(19,944)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$16,358	$16,251	$—	$—
Accrued benefit liability, current	(3,051)	(3,106)	(1,427)	(1,353)
Accrued benefit liability, noncurrent	(54,688)	(49,237)	(19,885)	(18,591)
Net funded status	$(41,381)	$(36,092)	$(21,312)	$(19,944)

The accumulated benefit obligation for all defined benefit pension plans was $360.7 million and $305.7 million at December 31, 2023 and 2022, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $281.1 million, $278.4 million, and $224.0 million, respectively, as of December 31, 2023 and $262.7 million, $251.0 million, and $210.4 million, respectively, as of December 31, 2022.

The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $21.3 million and $0.0 million, respectively, as of December 31, 2023 and were $19.9 million and $0.0 million, respectively, as of December 31, 2022. The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2023	2022	2021	2023	2022	2021
			(In thousands)
Components of net periodic benefit cost:
Service cost	$2,632	$3,491	$3,953	$11	$24	$33
Interest cost	15,237	9,248	7,512	1,012	761	727
Expected return on plan assets	(16,512)	(16,023)	(16,337)	—	—	—
Amortization of prior service cost	176	174	110	—	—	—
Settlement loss (gain)	(101)	1,189	(18)	—	—	—
Other adjustments	—	—	(191)	—	—	—
Net loss (gain) recognition	(938)	734	3,764	(737)	(73)	(43)
Net periodic benefit cost (income)	$494	$(1,187)	$(1,207)	$286	$712	$717

We recorded settlement losses totaling $1.2 million during 2022. The settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.
The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022
Weighted average assumptions for benefit obligations at year end:
Discount rate	4.5%	4.9%	4.7%	5.2%
Salary increase	3.2%	3.2%	N/A	N/A
Cash balance interest credit rate	4.4%	4.5%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	4.9%	2.0%	5.2%	2.9%
Salary increase	3.2%	3.3%	N/A	N/A
Cash balance interest credit rate	4.5%	4.7%	N/A	N/A
Expected return on assets	5.2%	4.4%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.2%	5.3%
Rate that the cost trend rate gradually declines to	N/A	N/A	4.6%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2028	2023

During 2023, there was a ruling in the United Kingdom related to the validity of certain amendments to benefits in contracted-out salary-related defined benefit pension plans. The ruling is subject to an ongoing appeal. The ruling may potentially be applicable to certain defined benefit pension plans we have in the United Kingdom. While we do not believe the impact of this ruling will have a material impact to our projected benefit obligation, we will continue to monitor the appeals process. As of December 31, 2023, no specific adjustments for this matter have been included in estimating our projected benefit obligation and related net periodic benefit costs.

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 45-60% in asset protection investments and 40-55% in asset growth investments and for our pension plans where the majority of the participants are in payment or terminated vested status is 80-90% in asset protection investments and 10-20% in asset growth investments. Asset growth investments include a diversified mix of U.S. and international equity, primarily invested through investment funds. Asset protection investments include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for securities and instruments of the type in which our plans invest.

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
The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2023				December 31, 2022
	Fair Market Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value	Fair Market Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$34,966	$—	$—	$34,966	$49,153	$4,384	$—	$44,769
Non-U.S. equities fund	35,939	—	—	35,939	51,227	5,393	—	45,834
Debt securities(b)
Government bond fund	77,480	—	—	77,480	56,318	—	2,011	54,307
Corporate bond fund	62,456	—	—	62,456	67,406	—	7,175	60,231
Fixed income fund(c)	22,673	—	—	22,673	22,680	—	—	22,680
Liability driven investment fund(d)	51,412	—	—	51,412	14,629	—	—	14,629
Other investments(e)	9,565	—	—	9,565	10,531	—	—	10,531
Cash and equivalents	6,887	2,662	—	4,225	9,388	3,242	—	6,146
Total	$301,378	$2,662	$—	$298,716	$281,332	$13,019	$9,186	$259,127

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

The following table reflects the benefits as of December 31, 2023 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2024	$22,915	$1,460
2025	20,919	1,466
2026	20,542	1,464
2027	21,908	1,467
2028	23,476	1,483
2029-2033	100,988	7,392
Total	$210,748	$14,732
We anticipate contributing $12.3 million and $1.5 million to our pension and other postretirement plans, respectively, during 2024.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2023 and the changes in these amounts during the year ended December 31, 2023 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$24,298	$(5,322)
Net prior service cost	2,148	—
	$26,446	$(5,322)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$11,695	$(7,117)
Amortization of actuarial gain	938	737
Actuarial loss	16,231	1,179
Asset gain	(4,629)	—
Settlement loss recognized	101	—
Currency impact	(38)	(121)
Net actuarial loss (gain), end of year	$24,298	$(5,322)

Prior service cost, beginning of year	$2,197	$—
Amortization of prior service cost	(176)	—
Currency impact	127	—
Prior service cost, end of year	$2,148	$—

Note 20: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2021	$(41,468)	$(29,098)	$(70,566)

Other comprehensive income attributable to Belden before reclassifications	42,531	23,629	66,160
Amounts reclassified from accumulated other comprehensive income	(3,007)	1,542	(1,465)
Net current period other comprehensive income attributable to Belden	39,524	25,171	64,695
Balance at December 31, 2022	$(1,944)	$(3,927)	$(5,871)

Other comprehensive loss attributable to Belden before reclassifications	(24,431)	(9,696)	(34,127)
Amounts reclassified from accumulated other comprehensive income	(139)	(1,142)	(1,281)
Net current period other comprehensive loss attributable to Belden	(24,570)	(10,838)	(35,408)
Balance at December 31, 2023	$(26,514)	$(14,765)	$(41,279)
As of December 31, 2023, the tax balances included in accumulated other comprehensive income (loss) in the table above are not material.
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (2)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(1,675)	(1)
Prior service cost	176	(1)
Total before tax	(1,499)
Tax expense	357
Total net of tax	$(1,142)
(1)The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 19).
(2)In addition, we reclassified $0.1 million of accumulated foreign currency translation gains associated with the sale of the Hite JV.
Note 21: Share-Based Compensation
Compensation cost included in income from continuing operations, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Total share-based compensation cost	$21,024	$23,454	$22,627
Income tax benefit	5,004	5,582	5,385

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

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs granted	$39.44	$21.85	$18.30
Total intrinsic value of SARs exercised	12,229	4,384	1,581
Tax benefit from SARs exercised	660	678	327
Weighted-average fair value of restricted stock units granted	95.32	61.61	51.76
Total fair value of restricted stock units vested	19,821	16,830	12,623
Expected volatility	43.45%	43.00%	45.34%
Expected term (in years)	5.7	5.6	5.7
Risk-free rate	4.26%	1.89%	0.70%
Dividend yield	0.23%	0.37%	0.44%

	SARs				Restricted Stock Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2023	958	$64.13	4.8	$10,017	897	$54.59
Granted	115	85.77			410	95.32
Exercised or converted	(576)	67.85			(398)	49.77
Forfeited or expired	(84)	63.97			(210)	59.98
Outstanding at December 31, 2023	413	$64.97	6.6	$6,220	699	$71.95

Exercisable or convertible at December 31, 2023	213	$61.16	4.8	$3,684
At December 31, 2023, the total unrecognized compensation cost related to all nonvested awards was $31.5 million. That cost is expected to be recognized over a weighted-average period of 2.0 years. Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 22: Share Repurchases
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. In 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. This program is funded with cash on hand and cash flows from operating activities. During 2023, we repurchased 2.3 million shares of our common stock for an aggregate cost of $192.1 million at an average price per share of $85.27. During 2022, we repurchased 2.6 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $57.95. During 2021, we did not repurchase shares of our common stock. From inception of our program, we have repurchased 6.7 million shares of our common stock for an aggregate cost of $427.1 million and an average price per share of $63.67. As of December 31, 2023, we had $172.9 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.
Note 23: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which seven are distributors, constitute in aggregate approximately 44%, 45%, and 44% of revenues in 2023, 2022, and 2021, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2023, we were committed to purchase approximately 2.7 million pounds of copper at an aggregate fixed cost of $10.5 million. At December 31, 2023, this fixed cost was $0.1 million greater than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 27% of our labor force is covered by collective bargaining agreements at various locations around the world, and we expect to renegotiate these agreements during 2024.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2023 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2023 and 2022 was approximately $1,141.8 million and $1,046.3 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,215.0 million and $1,174.1 million as of December 31, 2023 and 2022, respectively.
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
Letters of Credit, Guarantees and Bonds
At December 31, 2023, we were party to unused standby letters of credit, surety bonds, and bank guarantees totaling $10.6 million, $4.7 million, and $4.6 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 25: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2023	2022	2021
		(In thousands)
Income tax refunds received	$6,680	$16,480	$6,120
Income taxes paid	(62,367)	(71,255)	(40,139)
Interest paid	(42,105)	(45,168)	(54,176)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As permitted, that evaluation excluded the business operations of Sichert and CloudRail which were acquired in 2023. The acquired business operations excluded from our evaluation collectively constituted approximately 4% and 9% of our total assets and net assets as of December 31, 2023, respectively, and 1% and 0% of our revenues and operating income for the year ended December 31, 2023, respectively. The operations of the acquired business will be included in our 2024 evaluation. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023, the Company’s internal control over financial reporting was effective.
Ernst & Young, LLP, an independent registered public accounting firm, who audited the Company's Consolidated Financial Statements at December 31, 2023 and the year then ended included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, at December 31, 2023, which is included herein.

Changes to Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sichert and CloudRail, which are included in the 2023 consolidated financial statements of the Company and constituted 4% and 9% of total assets and net assets, respectively, as of December 31, 2023 and 1% and 0% of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sichert and CloudRail.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
St. Louis, Missouri
February 13, 2024

Item 9B. Other Information
Rule 10b5-1 Trading Plans
The adoption, modification, or termination of contracts for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Total Shares
Brian Lieser (1)	Executive Vice President, Industrial Automation Solutions	Adoption	11/15/2023	2/28/2025	2,875
(1) Brian Lieser, Executive Vice President, Industrial Automation Solutions, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 15, 2023. Mr. Lieser's plan provides for the vesting of restricted stock units and the associated sale of up to 2,875 shares of Belden common stock. The plan expires on February 28, 2025, or upon the earlier completion of all authorized transactions under the plan.
Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is incorporated herein by reference to “Item I-Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance-Audit Committee,” “Ownership Information-Delinquent Section 16(a) Reports,” “Corporate Governance-Corporate Governance Documents” and “Other Matters-Stockholder Proposals for the 2025 Annual Meeting,” as described in the Proxy Statement.

Item 11. Executive Compensation
Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance-Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2023” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2023 and 2022” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.
Our independent registered public accounting firm is Ernst & Young LLP, St. Louis, MO, Auditor Firm ID: 42.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Report:

1.Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
    Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2023
    Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2023
    Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2023
    Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2023
    Notes to Consolidated Financial Statements

2.Financial Statement Schedule
    Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
			(In thousands)
Accounts Receivable —
Allowance for Doubtful Accounts:
2023	$7,954	$15,745	$422	$(154)	$(861)	$8	$23,114
2022	4,864	6,615	319	(3,648)	(121)	(75)	7,954
2021	5,085	597	(190)	(326)	(227)	(75)	4,864
Inventories —
Excess and Obsolete Allowances:
2023	$45,913	$28,018	$3,844	$(8,220)	$(1,900)	$213	$67,868
2022	45,663	8,349	813	(4,116)	(4,102)	(694)	45,913
2021	32,248	10,673	3,927	—	(915)	(270)	45,663
Deferred Income Tax Asset —
Valuation Allowance:
2023	$142,330	$2,360	$389	$(35,085)	$(549)	$231	$109,676
2022	66,960	12,861	73,432	—	(10,333)	(590)	142,330
2021	82,549	865	25,664	(406)	(41,463)	(249)	66,960
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.    Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Bylaws	December 6, 2022 Form 8-K, Exhibit 3.1

4.1	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1

4.2	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1

4.3	Indenture relating to 3.375% Senior Subordinated Notes due 2031	August 3, 2021 Form 8-K, Exhibit 4.1

4.4	Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	August 3, 2020 Form 10-Q, Exhibit 4.1

10.1	Trademark License Agreement	February 15, 2022 Form 10-K, Exhibit 10.1

10.2*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.3*	Belden Inc. 2021 Long Term Incentive Plan	April 8, 2021 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	February 15, 2022 Form 10-K, Exhibit 10.4

10.5*	Form of Performance Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.5

10.6*	Form of Restricted Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.6

10.7*	Form of Stretch Achievement Stock Award	August 8, 2022 Form 10-Q, Exhibit 10.1

10.8*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	Filed herewith

10.9*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.10*	Belden Supplemental Excess Defined Benefit Plan	February 16, 2021 Form 10-K, Exhibit 10.9

10.11*	Belden Supplemental Excess Defined Contribution Plan	February 16, 2021 Form 10-K, Exhibit 10.10

10.12*	Executive Severance Plan, as amended and restated	Filed herewith

10.13*	Form of Business Protection Agreement with each of the Executive Officers	July 31, 2020 Form 8-K, Exhibit 10.3

10.14*	Belden Inc. 2021 Employee Stock Purchase Plan	April 8, 2021 Proxy Statement, Appendix III

10.15*	Form of Indemnification Agreement with each of the Directors and Officers	March 1, 2007 Form 10-K, Exhibit 10.39

10.16	Second Amended and Restated Credit Agreement	June 2, 2021, Form 8-K, Exhibit 10.1

10.17	Amendment No. 1 to Second Amended and Restated Credit Agreement	January 5, 2023 Form 8-K, Exhibit 10.1

14.1	Code of Ethics	August 25, 2020 Form 8-K, Exhibit 14.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Independent Registered Accounting Firm	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Cash Flow Statements, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

*	Management contract or compensatory plan
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

BELDEN INC.

	By	/s/ ASHISH CHAND
Ashish Chand
Date: February 13, 2024		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ASHISH CHAND	President and Chief Executive Officer	February 13, 2024
Ashish Chand

/s/ JEREMY PARKS	Senior Vice President, Finance, and Chief Financial Officer	February 13, 2024
Jeremy Parks

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 13, 2024
Douglas R. Zink

/s/ DAVID ALDRICH*	Lead Independent Director and Chairman	February 13, 2024
David Aldrich

/s/ LANCE C. BALK*	Director	February 13, 2024
Lance C. Balk

/s/ STEVEN W. BERGLUND*	Director	February 13, 2024
Steven W. Berglund

/s/ DIANE D. BRINK*	Director	February 13, 2024
Diane D. Brink

/s/ JUDY L. BROWN*	Director	February 13, 2024
Judy L. Brown

/s/ NANCY CALDERON*	Director	February 13, 2024
Nancy Calderon

/s/ JONATHAN KLEIN*	Director	February 13, 2024
Jonathan Klein

/s/ VIVIE LEE*	Director	February 13, 2024
Vivie Lee

/s/ GREGORY J. MCCRAY*	Director	February 13, 2024
Gregory J. McCray

/s/ ASHISH CHAND
*By Ashish Chand, Attorney-in-fact