Form 10-Q
period 2024-03-31
BELDEN INC.
filed 2024-05-02
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
As of April 26, 2024, the Registrant had 40,678,243 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$506,830	$597,044
Receivables, net	356,401	413,806
Inventories, net	374,419	366,987
Other current assets	76,739	79,142
Total current assets	1,314,389	1,456,979
Property, plant and equipment, less accumulated depreciation	453,988	451,069
Operating lease right-of-use assets	124,690	89,686
Goodwill	901,924	907,331
Intangible assets, less accumulated amortization	256,905	269,144
Deferred income taxes	16,575	15,739
Other long-lived assets	50,842	50,243
	$3,119,313	$3,240,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,627	$343,215
Accrued liabilities	250,903	290,289
Total current liabilities	514,530	633,504
Long-term debt	1,180,125	1,204,211
Postretirement benefits	71,839	74,573
Deferred income taxes	50,634	49,472
Long-term operating lease liabilities	108,174	74,941
Other long-term liabilities	38,125	37,188
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	814,704	818,663
Retained earnings	1,021,061	985,807
Accumulated other comprehensive loss	(32,131)	(41,279)
Treasury stock	(648,292)	(597,437)
Total Belden stockholders’ equity	1,155,845	1,166,257
Noncontrolling interests	41	45
Total stockholders’ equity	1,155,886	1,166,302
	$3,119,313	$3,240,191
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands, except per share data)
Revenues	$535,675	$641,789
Cost of sales	(334,079)	(395,684)
Gross profit	201,596	246,105
Selling, general and administrative expenses	(110,768)	(121,574)
Research and development expenses	(26,999)	(29,384)
Amortization of intangibles	(10,809)	(9,610)
Operating income	53,020	85,537
Interest expense, net	(7,582)	(8,201)
Non-operating pension benefit	231	488
Income before taxes	45,669	77,824
Income tax expense	(8,360)	(14,879)
Net income	37,309	62,945
Less: Net loss attributable to noncontrolling interest	(4)	(247)
Net income attributable to Belden stockholders	$37,313	$63,192

Weighted average number of common shares and equivalents:
Basic	40,986	42,827
Diluted	41,491	43,669

Basic income per share attributable to Belden stockholders	$0.91	$1.48

Diluted income per share attributable to Belden stockholders	$0.90	$1.45

Comprehensive income attributable to Belden	$46,461	$45,892

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Cash flows from operating activities:
Net income	$37,309	$62,945
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,987	23,416
Share-based compensation	6,397	6,253
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	54,472	13,928
Inventories	(9,657)	(28,152)
Accounts payable	(76,904)	(56,056)
Accrued liabilities	(45,868)	(54,551)
Income taxes	9,470	2,701
Other assets	(1,353)	(4,111)
Other liabilities	1,868	1,755
Net cash provided by (used for) operating activities	2,721	(31,872)
Cash flows from investing activities:
Capital expenditures	(24,250)	(13,844)
Proceeds from disposal of tangible assets	60	1
Proceeds from disposal of businesses, net of cash sold	—	10,000
Net cash used for investing activities	(24,190)	(3,843)
Cash flows from financing activities:
Payments under share repurchase program	(57,865)	(50,000)
Withholding tax payments for share-based payment awards	(7,921)	(13,292)
Cash dividends paid	(2,075)	(2,146)
Payments under financing lease obligations	(227)	(38)
Proceeds from issuance of common stock	3,152	1,679
Net cash used for financing activities	(64,936)	(63,797)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,809)	881
Decrease in cash and cash equivalents	(90,214)	(98,631)
Cash and cash equivalents, beginning of period	597,044	687,676
Cash and cash equivalents, end of period	$506,830	$589,045
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	37,313	—	—	—	(4)	37,309
Other comprehensive income, net of tax	—	—	—	—	—	—	9,148	—	9,148
Common stock issuance	—	—	477	—	48	2,675	—	—	3,152
Retirement Savings Plan stock contributions	—	—	641	—	22	1,187	—	—	1,828
Exercise of stock options, net of tax withholding forfeitures	—	—	(483)	—	8	99	—	—	(384)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,991)	—	138	3,454	—	—	(7,537)
Share repurchase program, net of excise tax	—	—	—	—	(675)	(58,270)	—	—	(58,270)
Share-based compensation	—	—	6,397	—	—	—	—	—	6,397
Common stock dividends ($0.05 per share)	—	—	—	(2,059)	—	—	—	—	(2,059)
Balance at March 31, 2024	50,335	$503	$814,704	$1,021,061	(9,667)	$(648,292)	$(32,131)	$41	$1,155,886

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	63,192	—	—	—	(247)	62,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,300)	2	(17,298)
Common stock issuance	—	—	(420)	—	37	2,099	—	—	1,679
Retirement Savings Plan stock contributions	—	—	638	—	28	1,758	—	—	2,396
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,547)	—	47	1,951	—	—	(2,596)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,997)	—	196	7,301	—	—	(10,696)
Share repurchase program, net of excise tax	—	—	—	—	(594)	(50,266)	—	—	(50,266)
Share-based compensation	—	—	6,253	—	—	—	—	—	6,253
Common stock dividends ($0.05 per share)	—	—	—	(2,150)	—	—	—	—	(2,150)
Balance at April 2, 2023	50,335	$503	$809,596	$812,564	(7,788)	$(465,969)	$(23,171)	$694	$1,134,217

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
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2023:
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2023 Annual Report on Form 10-K.
Business Description
We are a leading global supplier of network infrastructure and digitization solutions built around two global businesses - Enterprise Solutions and Industrial Automation Solutions. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2024, the 91st day of our fiscal year 2024. Our fiscal second and third quarters each have 91 days. The three months ended April 2, 2023 included 92 days.
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
As of and during the three months ended March 31, 2024 and April 2, 2023, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2024 and April 2, 2023.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of March 31, 2024, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of March 31, 2024, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $7.5 million, $5.4 million, and $4.6 million, respectively.
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
Subsequent Events
We evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 15.
Noncontrolling Interest
A Belden subsidiary includes a noncontrolling interest as of and for the periods ended March 31, 2024 and April 2, 2023. The results attributable to the noncontrolling interest holders are not material to our condensed consolidated financial statements, and are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
Current Year Adoption of Accounting Pronouncements
None of the accounting pronouncements that became effective during 2024 had a material impact to our condensed consolidated financial statements or disclosures.

Pending Adoption of Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) amended the guidance in Accounting Standards Codification (ASC) 280, Segment Reporting, to require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We did not early adopt this pronouncement, and we expect the amended guidance to have a minimal impact on our disclosures.

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

In March 2024, the SEC issued a final rule that requires registrants to disclose climate-related information in their annual reports and in registration statements. For calendar year companies, the ruling requires certain disclosures in annual reports for the year ending December 31, 2025. We are currently evaluating the impact of the guidance on our consolidated financial statements and disclosures.

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

	Broadband Solutions	Industrial Automation Solutions	Smart Buildings Solutions	Total Revenues

Three Months Ended March 31, 2024	(In thousands)
Enterprise Solutions	$112,100	$—	$121,989	$234,089
Industrial Automation Solutions	—	301,586	—	301,586
Total	$112,100	$301,586	$121,989	$535,675

Three Months Ended April 2, 2023
Enterprise Solutions	$131,555	$—	$143,788	$275,343
Industrial Automation Solutions	—	366,446	—	366,446
Total	$131,555	$366,446	$143,788	$641,789
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended March 31, 2024	(In thousands)
Enterprise Solutions	$166,329	$45,688	$22,072	$234,089
Industrial Automation Solutions	182,890	77,856	40,840	301,586
Total	$349,219	$123,544	$62,912	$535,675

Three Months Ended April 2, 2023
Enterprise Solutions	$213,887	$37,448	$24,008	$275,343
Industrial Automation Solutions	215,213	101,921	49,312	366,446
Total	$429,100	$139,369	$73,320	$641,789

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three months ended March 31, 2024 and April 2, 2023.

The following table presents estimated and accrued variable consideration:

	March 31, 2024	December 31, 2023

	(in thousands)
Accrued rebates included in accrued liabilities	$36,022	$49,255
Accrued returns included in accrued liabilities	14,718	15,570
Price adjustments recognized against gross accounts receivable	22,884	26,005

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of March 31, 2024, total deferred revenue was $30.0 million, and of this amount, $22.4 million is expected to be recognized within the next twelve months, and the remaining $7.5 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three months ended March 31, 2024 and April 2, 2023, respectively:

	2024	2023

	(In thousands)
Beginning balance at January 1	$31,062	$33,243
New deferrals	6,280	4,359
Revenue recognized	(7,392)	(8,307)
Balance at the end of Q1	$29,950	$29,295
Service-type warranties represent $10.6 million of the deferred revenue balance at March 31, 2024, and of this amount $5.5 million is expected to be recognized in the next twelve months, and the remaining $5.1 million is long-term and will be recognized over a period greater than twelve months. As of March 31, 2024 and December 31, 2023, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions as of March 31, 2024 and December 31, 2023. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Sales commissions	$5,323	$5,773
Note 3:  Reportable Segments
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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended March 31, 2024
Segment Revenues	$234,089	$301,586	$535,675
Segment EBITDA	25,788	58,745	84,533
Depreciation expense	6,305	7,160	13,465
Amortization of intangibles	5,719	5,090	10,809
Amortization of software development intangible assets	—	2,713	2,713
Severance, restructuring, and acquisition integration costs	1,590	2,622	4,212
Adjustments related to acquisitions and divestitures	—	298	298
Segment assets	610,106	754,732	1,364,838

As of and for the three months ended April 2, 2023
Segment Revenues	$275,343	$366,446	$641,789
Segment EBITDA	37,205	73,787	110,992
Depreciation expense	5,954	6,400	12,354
Amortization of intangibles	4,495	5,115	9,610
Amortization of software development intangible assets	—	1,452	1,452
Severance, restructuring, and acquisition integration costs	25	1,687	1,712
Adjustments related to acquisitions and divestitures	—	298	298
Segment assets	597,426	660,300	1,257,726
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Total Segment and Consolidated Revenues	$535,675	$641,789

Total Segment EBITDA	$84,533	$110,992
Depreciation expense	(13,465)	(12,354)
Amortization of intangibles	(10,809)	(9,610)
Severance, restructuring, and acquisition integration costs (1)	(4,212)	(1,712)
Amortization of software development intangible assets	(2,713)	(1,452)
Adjustments related to acquisitions and divestitures (2)	(298)	(298)
Eliminations	(16)	(29)
Consolidated operating income	53,020	85,537
Interest expense, net	(7,582)	(8,201)
Total non-operating pension benefit	231	488
Consolidated income before taxes	$45,669	$77,824
(1) Includes restructuring and integration costs associated with acquisitions as well as costs associated with certain manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.

Note 4: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Numerator:
Net income	$37,309	$62,945
Less: Net loss attributable to noncontrolling interest	(4)	(247)
Net income attributable to Belden stockholders	$37,313	$63,192
Denominator:
Weighted average shares outstanding, basic	40,986	42,827
Effect of dilutive common stock equivalents	505	842
Weighted average shares outstanding, diluted	41,491	43,669
For the three months ended March 31, 2024 and April 2, 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million and 0.2 million, respectively, because they are anti-dilutive. In addition, for the three months ended March 31, 2024 and April 2, 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.1 million, respectively, because the related performance conditions have not been satisfied.
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
The following table presents the activity in the trade receivables allowance for doubtful accounts for the three months ended March 31, 2024 and April 2, 2023, respectively:

	2024	2023

	(In thousands)
Beginning balance at January 1	$23,114	$7,954
Current period provision	459	4,004
Recoveries collected	(6)	—
Write-offs	(96)	(3)
Fx impact	(51)	(25)
Q1 ending balance	$23,420	$11,930

Note 6:  Inventories
The following table presents the major classes of inventories as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023

	(In thousands)
Raw materials	$175,110	$185,233
Work-in-process	43,674	41,197
Finished goods	223,663	208,425
Gross inventories	442,447	434,855
Excess and obsolete reserves	(68,028)	(67,868)
Net inventories	$374,419	$366,987
Note 7:  Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms within 1 to 20 years; some of which include extension and termination options. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. We have a few short-term operating leases with terms less than twelve months - these leases are not recorded on our balance sheet and the overall rent expense is not material.
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.9 million and $0.8 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

The components of lease expense were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Operating lease cost	$6,875	$5,517

Finance lease cost
Amortization of right-of-use asset	$194	$201
Interest on lease liabilities	109	80
Total finance lease cost	$303	$281

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,727	$4,665

Operating cash flows from finance leases were not material during the three months ended March 31, 2024 and April 2, 2023.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$124,690	$89,686

Accrued liabilities	$18,753	$18,226
Long-term operating lease liabilities	108,174	74,941
Total operating lease liabilities	$126,927	$93,167

Finance leases:
Other long-lived assets, at cost	$8,247	$6,560
Accumulated depreciation	(1,555)	(1,347)
Other long-lived assets, net	$6,692	$5,213

Accrued liabilities	$1,022	$719
Other long-term liabilities	7,181	6,084
Total finance lease liabilities	$8,203	$6,803

The increases in operating lease right-of-use assets and lease liabilities are primarily due to the initial recognition of a new lease during the three months ended March 31, 2024 that had balances of $34.2 million and $33.2 million, respectively.

	March 31, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	10 years	6 years
Finance leases	8 years	9 years

Weighted Average Discount Rate
Operating leases	5.7%	5.0%
Finance leases	4.6%	4.3%

In addition, we guaranteed the lease payments for certain Grass Valley property leases with expiration dates extending up to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of Grass Valley. As of March 31, 2024, the fixed, remaining base rent payments were approximately $21 million. As of March 31, 2024 and April 2, 2023, we had a liability for expected, future payments of $11.0 million and $8.8 million, respectively. The liability is based on certain assumptions, such as receiving a level of sublease income, that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 8:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $13.5 million and $12.4 million in the three months ended March 31, 2024 and April 2, 2023, respectively.

We recognized amortization expense of $13.5 million and $11.1 million in the three months ended March 31, 2024 and April 2, 2023, respectively.

Note 9:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	486,945	497,025
3.875% Senior subordinated notes due 2028	378,735	386,575
3.375% Senior subordinated notes due 2031	324,630	331,350
Total senior subordinated notes	1,190,310	1,214,950
Less unamortized debt issuance costs	(10,185)	(10,739)
Long-term debt	$1,180,125	$1,204,211
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of March 31, 2024, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $292.6 million.
Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of March 31, 2024 is $486.9 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of March 31, 2024 is $378.7 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of March 31, 2024 is $324.6 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of March 31, 2024 was approximately $1,139.9 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,190.3 million as of March 31, 2024.

Note 10:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of March 31, 2024, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three months ended March 31, 2024 and April 2, 2023, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $12.7 million and $(9.1) million, respectively.
Note 11:  Income Taxes
For the three months ended March 31, 2024, we recognized income tax expense of $8.4 million representing an effective tax rate of 18.3%. For the three months ended April 2, 2023, we recognized income tax expense of $14.9 million representing an effective tax rates of 19.1%. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
The Organization for Economic Cooperation and Development (OECD) is actively implementing changes to existing tax laws, including a global minimum tax of 15% which went into effect in 2024. This legislation has not materially impacted our provision for income taxes, but we will continually monitor and evaluate the potential impact on the countries in which we do business in future periods.
Note 12:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

	(In thousands)
Three Months Ended
Service cost	$748	$690	$10	$3
Interest cost	3,676	3,744	238	251
Expected return on plan assets	(4,047)	(4,109)	—	—
Amortization of prior service cost	45	43	—	—
Actuarial gains	(26)	(226)	(117)	(191)
Net periodic benefit cost	$396	$142	$131	$63
Note 13:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Net income	$37,309	$62,945
Foreign currency translation adjustments, net of tax	9,222	(17,018)
Adjustments to pension and postretirement liability, net of tax	(74)	(280)
Total comprehensive income	46,457	45,647
Less: Comprehensive loss attributable to noncontrolling interests	(4)	(245)
Comprehensive income attributable to Belden	$46,461	$45,892

The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material. The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2023	$(26,514)	$(14,765)	$(41,279)
Other comprehensive income attributable to Belden before reclassifications	9,222	—	9,222
Amounts reclassified from accumulated other comprehensive loss	—	(74)	(74)
Net current period other comprehensive income (loss) attributable to Belden	9,222	(74)	9,148
Balance at March 31, 2024	$(17,292)	$(14,839)	$(32,131)
The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(143)	(1)
Prior service cost	45	(1)
Total before tax	(98)
Tax expense	24
Total net of tax	$(74)
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

During the three months ended March 31, 2024, we repurchased 0.7 million shares of our common stock for an aggregate cost of $57.9 million at an average price per share of $85.66. During the three months ended April 2, 2023, we repurchased 0.6 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $84.18. From inception of our program to the date of this filing, we have repurchased 7.4 million shares of our common stock for an aggregate cost of $485.0 million and an average price per share of $65.73. As of March 31, 2024, we had $115.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.
Note 15: Subsequent Events
On April 30, 2024, we entered into a definitive agreement to acquire Precision Optical Technologies, Inc. (“Precision Optical Technologies”) for approximately $290 million in cash. Precision Optical Technologies, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. The acquisition of Precision Optical Technologies is expected to close by the end of the second quarter of 2024 and will be reported within the Enterprise Solutions segment.

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

Trends and Events
The following trends and events during 2024 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 44% of our consolidated revenues during the quarter ended March 31, 2024 were to customers outside of the U.S.
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
Share Repurchase Program
During the three months ended March 31, 2024, we repurchased 0.7 million shares of our common stock for an aggregate cost of $57.9 million at an average price per share of $85.66. See Note 14.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended March 31, 2024:
•We did not change any of our existing critical accounting policies from those listed in our 2023 Annual Report on Form 10-K;
•No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change
	March 31, 2024	April 2, 2023

	(In thousands, except percentages)
Revenues	$535,675	$641,789	(16.5)%
Gross profit	201,596	246,105	(18.1)%
Selling, general and administrative expenses	(110,768)	(121,574)	(8.9)%
Research and development expenses	(26,999)	(29,384)	(8.1)%
Amortization of intangibles	(10,809)	(9,610)	12.5%
Operating income	53,020	85,537	(38.0)%
Interest expense, net	(7,582)	(8,201)	(7.5)%
Non-operating pension benefit	231	488	(52.7)%
Income before taxes	45,669	77,824	(41.3)%
Revenues decreased $106.1 million in the three months ended March 31, 2024 from the comparable period of 2023 due to the following factors:
•Lower sales volume resulted in a $110.8 million decline in revenues.
•Copper pass-through pricing had a $1.8 million unfavorable impact on revenues.
•Currency translation had an $0.8 million unfavorable impact on revenues.
•Acquisitions, net of divestitures contributed an estimated $7.3 million in revenues.

Gross profit decreased $44.5 million in the three months ended March 31, 2024 from the comparable period of 2023 primarily due to the decline in revenues discussed above. Despite the decline in gross profit, margins remained relatively flat over the year ago period due to favorable pricing and mix.

Selling, general and administrative expenses decreased $10.8 million in the three months ended March 31, 2024 from the comparable period of 2023. The decrease in selling, general and administrative expenses was primarily attributable to the benefits realized from our productivity initiatives and a decline in incentive compensation.
Research and development expenses decreased $2.4 million in the three months ended March 31, 2024 from the comparable period of 2023 primarily due to a shift, or change in R&D project timing.
Amortization of intangibles increased $1.2 million in the three months ended March 31, 2024 from the comparable period of 2023 primarily due to acquisitions.
Operating income decreased $32.5 million in the three ended March 31, 2024 from the comparable period of 2023 primarily due to the decline in gross profit, partially offset by the decline in selling, general and administrative expenses as discussed above.
Net interest expense decreased $0.6 million in the three months ended March 31, 2024 from the comparable period of 2023 due to an increase in interest income.
Income before taxes decreased $32.2 million in the three months ended March 31, 2024 from the comparable period of 2023 primarily due to the changes in operating income discussed above.
Income Taxes

	Three Months Ended		% Change
	March 31, 2024	April 2, 2023

	(In thousands, except percentages)
Income before taxes	$45,669	$77,824	(41.3)%
Income tax expense	8,360	14,879	(43.8)%
Effective tax rate	18.3%	19.1%
For the three months ended March 31, 2024, we recognized income tax expense of $8.4 million representing an effective tax rate of 18.3%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 11.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change
	March 31, 2024	April 2, 2023

	(In thousands, except percentages)
Revenues	$535,675	$641,789	(16.5)%
Adjusted EBITDA	84,748	111,451	(24.0)%
as a percent of revenues	15.8%	17.4%

Adjusted EBITDA decreased $26.7 million in the three months ended March 31, 2024 from the comparable period of 2023 primarily due to the decline in revenues as discussed above, partially offset by favorable mix and benefits realized from our productivity improvement initiatives.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands, except percentages)
Revenues	$535,675	$641,789

GAAP net income	$37,309	$62,945
Income tax expense	8,360	14,879
Depreciation expense	13,465	12,354
Amortization of intangible assets	10,809	9,610
Interest expense, net	7,582	8,201
Severance, restructuring, and acquisition integration costs (1)	4,212	1,712
Amortization of software development intangible assets	2,713	1,452
Adjustments related to acquisitions and divestitures (2)	298	298
Adjusted EBITDA	$84,748	$111,451

GAAP net income margin	7.0%	9.8%
Adjusted EBITDA margin	15.8%	17.4%
(1) Includes restructuring and integration costs associated with acquisitions as well as costs associated with certain manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.
Segment Results of Operations
For additional information regarding our segment measures, see Note 3 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		% Change
	March 31, 2024	April 2, 2023

	(In thousands, except percentages)
Segment Revenues	$234,089	$275,343	(15.0)%
Segment EBITDA	25,788	37,205	(30.7)%
as a percent of segment revenues	11.0%	13.5%
Enterprise Solutions revenues decreased $41.2 million in the three months ended March 31, 2024 from the comparable period of 2023. The decrease in revenues in the three months ended March 31, 2024 was primarily due to decreases in volume, lower copper pass-through pricing, and unfavorable currency translation of $48.3 million, $0.2 million, and $0.2 million, respectively, partially offset by $7.5 million from acquisitions.
Enterprise Solutions EBITDA decreased $11.4 million in the three months ended March 31, 2024 from the comparable period of 2023 primarily as a result of the decrease in revenues discussed above, partially offset by benefits realized from our productivity improvement initiatives.

Industrial Automation Solutions

	Three Months Ended		% Change
	March 31, 2024	April 2, 2023

	(In thousands, except percentages)
Segment Revenues	$301,586	$366,446	(17.7)%
Segment EBITDA	58,745	73,787	(20.4)%
as a percent of segment revenues	19.5%	20.1%
Industrial Automation Solutions revenues decreased $64.9 million in the three months ended March 31, 2024 from the comparable period of 2023. The decrease in revenues in the three months ended March 31, 2024 was primarily due to decreases in volume, lower copper pass-through pricing, unfavorable currency translation, and divestitures, net of acquisitions of $62.5 million, $1.6 million, $0.6 million, and $0.2 million, respectively.
Industrial Automation Solutions EBITDA decreased $15.0 million in the three months ended March 31, 2024 from the comparable period of 2023 primarily as a result of the decrease in revenues discussed above, partially offset by favorable mix as we transition to solutions.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	March 31, 2024	April 2, 2023

	(In thousands)
Net cash provided by (used for):
Operating activities	$2,721	$(31,872)
Investing activities	(24,190)	(3,843)
Financing activities	(64,936)	(63,797)
Effects of currency exchange rate changes on cash and cash equivalents	(3,809)	881
Decrease in cash and cash equivalents	(90,214)	(98,631)
Cash and cash equivalents, beginning of period	597,044	687,676
Cash and cash equivalents, end of period	$506,830	$589,045

Net cash provided by operating activities totaled $2.7 million in the three months ended March 31, 2024 compared to a use of cash of $31.9 million in the year ago period. Operating cash flows improved $34.6 million compared to the prior year primarily due to a $56.5 million improvement in operating assets and liabilities as we successfully managed working capital to mitigate the impact of lower revenues.

Net cash used for investing activities totaled $24.2 million for the three months ended March 31, 2024, compared to $3.8 million in the year ago period. Investing activities for the three months ended March 31, 2024 included $24.3 million for capital expenditures, partially offset by $0.1 million for asset sales. Investing activities for the three months ended April 2, 2023 included $13.8 million for capital expenditures, partially offset by $10.0 million received from escrow for the disposal of a business.

Net cash used for financing activities totaled $64.9 million for the three months ended March 31, 2024, compared to $63.8 million in the year ago period. Financing activities for the three months ended March 31, 2024 included payments under our share repurchase program of $57.9 million, payments related to share based compensation activities of $7.9 million, cash dividend payments of $2.1 million, financing lease payments of $0.2 million, and proceeds from the issuance of common stock of $3.1 million. Financing activities for the three months ended April 2, 2023 included payments under our share repurchase program of $50.0 million, net payments related to share based compensation activities of $13.3 million, cash dividend payments of $2.1 million, and proceeds from the issuance of common stock of $1.6 million.
Our cash and cash equivalents balance was $506.8 million as of March 31, 2024. Of this amount, $269.5 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of March 31, 2024 consisted of $1,190.3 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of March 31, 2024.

	Principal Amount by Expected Maturity			Fair
	2024	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$486,945	$486,945	$471,119
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$378,735	$378,735	$369,740
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$324,630	$324,630	$299,065
Average interest rate		3.375%
Total			$1,190,310	$1,139,924
Item 7A of our 2023 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2023.
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 10-K filed on February 13, 2024. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended March 31, 2024 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at December 31, 2023				$172,865
January 1, 2024 through February 4, 2024	102	$77.10	102	165,000
February 5, 2024 through March 3, 2024	111	84.89	111	155,558
March 4, 2024 through March 31, 2024	462	87.73	462	115,000
Total	675	$85.66	675	$115,000

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. In April 2023, our Board of Directors authorized an additional $300.0 million under the share repurchase program. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended March 31, 2024, we repurchased 0.7 million shares of our common stock for an aggregate cost of $57.9 million at an average price per share of $85.66. From inception of our program to the date of this filing, we have repurchased 7.4 million shares of our common stock for an aggregate cost of $485.0 million and an average price per share of $65.73. See Note 14. As of the date of this filing, we had $115.0 million of authorizations remaining under the program.
Item 5:      Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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

BELDEN INC.

Date:	May 2, 2024	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	May 2, 2024	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 2, 2024	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer