Form 10-Q
period 2024-06-30
BELDEN INC.
filed 2024-08-01
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
As of July 26, 2024, the Registrant had 40,805,496 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$564,751	$597,044
Receivables, net	396,850	413,806
Inventories, net	374,991	366,987
Other current assets	75,951	79,142
Total current assets	1,412,543	1,456,979
Property, plant and equipment, less accumulated depreciation	460,949	451,069
Operating lease right-of-use assets	127,824	89,686
Goodwill	1,031,119	907,331
Intangible assets, less accumulated amortization	423,781	269,144
Deferred income taxes	16,318	15,739
Other long-lived assets	50,062	50,243
	$3,522,596	$3,240,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,857	$343,215
Accrued liabilities	277,290	290,289
Payable to sellers of Precision Optical Technologies	291,508	—
Total current liabilities	829,655	633,504
Long-term debt	1,164,840	1,204,211
Postretirement benefits	70,250	74,573
Deferred income taxes	90,411	49,472
Long-term operating lease liabilities	110,148	74,941
Other long-term liabilities	37,415	37,188
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	823,205	818,663
Retained earnings	1,068,052	985,807
Accumulated other comprehensive loss	(25,219)	(41,279)
Treasury stock	(646,695)	(597,437)
Total Belden stockholders’ equity	1,219,846	1,166,257
Noncontrolling interests	31	45
Total stockholders’ equity	1,219,877	1,166,302
	$3,522,596	$3,240,191
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands, except per share data)
Revenues	$604,336	$692,245	$1,140,011	$1,334,034
Cost of sales	(377,530)	(430,917)	(711,609)	(826,601)
Gross profit	226,806	261,328	428,402	507,433
Selling, general and administrative expenses	(119,497)	(126,635)	(230,265)	(248,209)
Research and development expenses	(28,457)	(30,970)	(55,456)	(60,354)
Amortization of intangibles	(9,940)	(11,126)	(20,749)	(20,736)
Operating income	68,912	92,597	121,932	178,134
Interest expense, net	(9,017)	(8,812)	(16,599)	(17,013)
Non-operating pension benefit	230	646	461	1,134
Income before taxes	60,125	84,431	105,794	162,255
Income tax expense	(11,091)	(15,656)	(19,451)	(30,535)
Net income	49,034	68,775	86,343	131,720
Less: Net income (loss) attributable to noncontrolling interest	(10)	22	(14)	(225)
Net income attributable to Belden stockholders	$49,044	$68,753	$86,357	$131,945

Weighted average number of common shares and equivalents:
Basic	40,690	42,497	40,838	42,663
Diluted	41,204	43,088	41,348	43,380

Basic income per share attributable to Belden stockholders	$1.21	$1.62	$2.11	$3.09

Diluted income per share attributable to Belden stockholders	$1.19	$1.60	$2.09	$3.04

Comprehensive income attributable to Belden	$55,956	$63,890	$102,417	$109,782

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 30, 2024	July 2, 2023

	(In thousands)
Cash flows from operating activities:
Net income	$86,343	$131,720
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,968	49,044
Share-based compensation	14,643	12,154
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	30,880	(71,212)
Inventories	204	10,347
Accounts payable	(90,025)	(59,295)
Accrued liabilities	(16,788)	(22,855)
Income taxes	2,097	5,204
Other assets	1,728	(4,197)
Other liabilities	3,630	3,805
Net cash provided by operating activities	85,680	54,715
Cash flows from investing activities:
Capital expenditures	(46,246)	(32,729)
Cash from (used for) business acquisitions, net of cash acquired	526	(97,585)
Proceeds from disposal of tangible assets	60	9
Proceeds from disposal of businesses, net of cash sold	—	9,300
Net cash used for investing activities	(45,660)	(121,005)
Cash flows from financing activities:
Payments under share repurchase program	(57,865)	(86,224)
Withholding tax payments for share-based payment awards	(8,110)	(16,940)
Cash dividends paid	(4,119)	(4,285)
Payments under financing lease obligations	(455)	(115)
Proceeds from issuance of common stock	3,152	1,679
Net cash used for financing activities	(67,397)	(105,885)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,916)	(734)
Decrease in cash and cash equivalents	(32,293)	(172,909)
Cash and cash equivalents, beginning of period	597,044	687,676
Cash and cash equivalents, end of period	$564,751	$514,767
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	37,313	—	—	—	(4)	37,309
Other comprehensive income, net of tax	—	—	—	—	—	—	9,148	—	9,148
Common stock issuance	—	—	477	—	48	2,675	—	—	3,152
Retirement Savings Plan stock contributions	—	—	641	—	22	1,187	—	—	1,828
Exercise of stock options, net of tax withholding forfeitures	—	—	(483)	—	8	99	—	—	(384)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,991)	—	138	3,454	—	—	(7,537)
Share repurchase program, net of excise tax	—	—	—	—	(675)	(58,270)	—	—	(58,270)
Share-based compensation	—	—	6,397	—	—	—	—	—	6,397
Common stock dividends ($0.05 per share)	—	—	—	(2,059)	—	—	—	—	(2,059)
Balance at March 31, 2024	50,335	$503	$814,704	$1,021,061	(9,667)	$(648,292)	$(32,131)	$41	$1,155,886

Net income (loss)	—	—	—	49,044	—	—	—	(10)	49,034
Other comprehensive income, net of tax	—	—	—	—	—	—	6,912	—	6,912
Retirement Savings Plan stock contributions	—	—	1,206	—	22	793	—	—	1,999
Exercise of stock options, net of tax withholding forfeitures	—	—	(194)	—	4	97	—	—	(97)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(757)	—	20	665	—	—	(92)
Adjustment to share repurchase excise tax	—	—	—	—	—	42	—	—	42
Share-based compensation	—	—	8,246	—	—	—	—	—	8,246
Common stock dividends ($0.05 per share)	—	—	—	(2,053)	—	—	—	—	(2,053)
Balance at June 30, 2024	50,335	$503	$823,205	$1,068,052	(9,621)	$(646,695)	$(25,219)	$31	$1,219,877

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	63,192	—	—	—	(247)	62,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,300)	2	(17,298)
Common stock issuance	—	—	(420)	—	37	2,099	—	—	1,679
Retirement Savings Plan stock contributions	—	—	638	—	28	1,758	—	—	2,396
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,547)	—	47	1,951	—	—	(2,596)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,997)	—	196	7,301	—	—	(10,696)
Share repurchase program, net of excise tax	—	—	—	—	(594)	(50,266)	—	—	(50,266)
Share-based compensation	—	—	6,253	—	—	—	—	—	6,253
Common stock dividends ($0.05 per share)	—	—	—	(2,150)	—	—	—	—	(2,150)
Balance at April 2, 2023	50,335	$503	$809,596	$812,564	(7,788)	$(465,969)	$(23,171)	$694	$1,134,217
Net income	—	—	—	68,753	—	—	—	22	68,775
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,863)	2	(4,861)
Sale and deconsolidation of subsidiary	—	—	—	—	—	—	(139)	(695)	(834)
Retirement Savings Plan stock contributions	—	—	663	—	24	1,379	—	—	2,042
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,698)	—	27	767	—	—	(1,931)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,130)	—	55	2,413	—	—	(1,717)
Share repurchase program, net of excise tax	—	—	—	—	(394)	(36,463)	—	—	(36,463)
Share-based compensation	—	—	5,901	—	—	—	—	—	5,901
Common stock dividends ($0.05 per share)	—	—	—	(2,138)	—	—	—	—	(2,138)
Balance at July 2, 2023	50,335	$503	$809,332	$879,179	(8,076)	$(497,873)	$(28,173)	$23	$1,162,991

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2024, the 91st day of our fiscal year 2024. Our fiscal second and third quarters each have 91 days. The six months ended June 30, 2024 and July 2, 2023 included 182 and 183 days, respectively.
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
As of and during the three and six months ended June 30, 2024 and July 2, 2023, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2024 and July 2, 2023.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of June 30, 2024, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of June 30, 2024, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $6.9 million, $6.0 million, and $5.2 million, respectively.
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
Noncontrolling Interest
A Belden subsidiary includes a noncontrolling interest as of and for the periods ended June 30, 2024 and July 2, 2023. The results attributable to the noncontrolling interest holders are not material to our condensed consolidated financial statements, and are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
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
In March 2024, the SEC issued a final climate disclosure rule, which requires registrants to disclose climate-related information in registration statements and annual reports. The final rule also requires certain disclosures related to risk management and governance over climate-related risks, material climate targets and goals, and material Scope 1 and Scope 2 greenhouse gas emissions. For calendar year companies, the ruling requires certain disclosures in annual reports for the year ending December 31, 2025. On April 4, 2024, the SEC voluntarily stayed the final rule pending the completion of judicial review of cases pending in the Eighth Circuit. We are continuing to evaluate the impact of the final rule on our consolidated financial statements and disclosures.

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

	Broadband Solutions	Industrial Automation Solutions	Smart Buildings Solutions	Total Revenues

Three Months Ended June 30, 2024	(In thousands)
Enterprise Solutions	$136,020	$—	$134,453	$270,473
Industrial Automation Solutions	—	333,863	—	333,863
Total	$136,020	$333,863	$134,453	$604,336

Three Months Ended July 2, 2023
Enterprise Solutions	$159,332	$—	$153,197	$312,529
Industrial Automation Solutions	—	379,716	—	379,716
Total	$159,332	$379,716	$153,197	$692,245

Six Months Ended June 30, 2024
Enterprise Solutions	$248,120	$—	$256,442	$504,562
Industrial Automation Solutions	—	635,449	—	635,449
Total	$248,120	$635,449	$256,442	$1,140,011

Six Months Ended July 2, 2023
Enterprise Solutions	$290,887	$—	$296,985	$587,872
Industrial Automation Solutions	—	746,162	—	746,162
Total	$290,887	$746,162	$296,985	$1,334,034
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended June 30, 2024	(In thousands)
Enterprise Solutions	$200,904	$42,379	$27,190	$270,473
Industrial Automation Solutions	198,884	83,017	51,962	333,863
Total	$399,788	$125,396	$79,152	$604,336

Three Months Ended July 2, 2023
Enterprise Solutions	$246,471	$36,671	$29,387	$312,529
Industrial Automation Solutions	213,852	109,055	56,809	379,716
Total	$460,323	$145,726	$86,196	$692,245

Six Months Ended June 30, 2024
Enterprise Solutions	$367,233	$88,067	$49,262	$504,562
Industrial Automation Solutions	381,774	160,873	92,802	635,449
Total	$749,007	$248,940	$142,064	$1,140,011

Six Months Ended July 2, 2023
Enterprise Solutions	$460,358	$74,119	$53,395	$587,872
Industrial Automation Solutions	429,065	210,976	106,121	746,162
Total	$889,423	$285,095	$159,516	$1,334,034

We generate revenues primarily by selling products that support communication, infrastructure, and deliver solutions that make the digital journey simpler, smarter, and secure. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine relative standalone selling price using the prices charged separately to customers on a standalone basis. Typically, payments are due after control transfers.

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended June 30, 2024 and July 2, 2023.
The following table presents estimated and accrued variable consideration:

	June 30, 2024	December 31, 2023

	(in thousands)
Accrued rebates included in accrued liabilities	$45,788	$49,255
Accrued returns included in accrued liabilities	15,417	15,570
Price adjustments recognized against gross accounts receivable	26,603	26,005

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of June 30, 2024, total deferred revenue was $29.6 million, and of this amount, $22.1 million is expected to be recognized within the next twelve months, and the remaining $7.5 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and six months ended June 30, 2024 and July 2, 2023, respectively:

	2024	2023

	(In thousands)
Beginning balance at January 1	$31,062	$33,243
New deferrals	6,280	4,359
Revenue recognized	(7,392)	(8,307)
Balance at the end of Q1	$29,950	$29,295
New deferrals	11,058	6,900
Revenue recognized	(11,395)	(6,528)
Balance at the end of Q2	$29,613	$29,667
Service-type warranties represent $9.7 million of the deferred revenue balance at June 30, 2024, and of this amount $4.5 million is expected to be recognized in the next twelve months, and the remaining $5.2 million is long-term and will be recognized over a period greater than twelve months. As of June 30, 2024 and December 31, 2023, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. We did not have any capitalized sales commissions as of June 30, 2024 and December 31, 2023. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Six Months ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands)
Sales commissions	$5,848	$6,316	$11,171	$12,089
Note 3:  Acquisitions
On June 30, 2024, we acquired Precision Optical Technologies, Inc. (“Precision”) for $289.6 million, net of cash acquired. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Enterprise Solutions segment. The Precision acquisition was not material to our results of operations. Consideration for the acquisition was funded with cash on hand in July and is included in current liabilities in the June 30, 2024 condensed consolidated balance sheet. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for Precision as of the acquisition date (in thousands):

Receivables	$18,386
Inventory	11,680
Other current assets	2,391
Property, plant and equipment	5,109
Intangible assets	176,500
Goodwill	131,402
Operating lease right-of-use assets	3,272
Total assets acquired	$348,740

Accounts payable	$11,350
Accrued liabilities	3,485
Deferred income taxes	41,379
Long-term operating lease liabilities	2,936
Total liabilities assumed	$59,150

Net assets	$289,590
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, inventory, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocated to goodwill.
The preliminary fair value of acquired receivables is $18.4 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
For purposes of the above allocation, we based our preliminary estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of Belden’s solution selling capabilities, particularly the ability to offer more complete fiber infrastructure solutions. Our tax basis in the acquired goodwill is zero.

The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$21,000	5.0
Customer relationships	145,000	20.0
Trademarks	6,000	5.0
Non-compete agreements	4,500	5.0
Total intangible assets subject to amortization	$176,500

Intangible assets not subject to amortization:
Goodwill	$131,402	n/a
Total intangible assets not subject to amortization	$131,402

Total intangible assets	$307,902
Weighted average amortization period		17.3
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

	Enterprise Solutions	Industrial Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended June 30, 2024
Segment Revenues	$270,473	$333,863	$604,336
Segment EBITDA	31,456	67,737	99,193
Depreciation expense	6,214	7,363	13,577
Amortization of intangibles	5,022	4,918	9,940
Amortization of software development intangible assets	—	2,464	2,464
Severance, restructuring, and acquisition integration costs	2,309	1,684	3,993
Adjustments related to acquisitions and divestitures	—	298	298
Segment assets	671,250	762,736	1,433,986

As of and for the three months ended July 2, 2023
Segment Revenues	$312,529	$379,716	$692,245
Segment EBITDA	43,956	78,631	122,587
Depreciation expense	6,193	6,489	12,682
Amortization of intangibles	6,208	4,918	11,126
Amortization of software development intangible assets	—	1,820	1,820
Severance, restructuring, and acquisition integration costs	1,669	2,390	4,059
Adjustments related to acquisitions and divestitures	325	(76)	249
Segment assets	648,344	699,092	1,347,436

As of and for the six months ended June 30, 2024
Segment revenues	$504,562	$635,449	$1,140,011
Segment EBITDA	57,244	126,482	183,726
Depreciation expense	12,519	14,523	27,042
Amortization of intangibles	10,741	10,008	20,749
Amortization of software development intangible assets	—	5,177	5,177
Severance, restructuring, and acquisition integration costs	3,899	4,306	8,205
Adjustments related to acquisitions and divestitures	—	596	596
Segment assets	671,250	762,736	1,433,986

As of and for the six months ended July 2, 2023
Segment Revenues	$587,872	$746,162	$1,334,034
Segment EBITDA	81,161	152,418	233,579
Depreciation expense	12,147	12,889	25,036
Amortization of intangibles	10,703	10,033	20,736
Amortization of software development intangible assets	—	3,272	3,272
Severance, restructuring, and acquisition integration costs	1,694	4,077	5,771
Adjustments related to acquisitions and divestitures	325	222	547
Segment assets	648,344	699,092	1,347,436
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands)
Total Segment and Consolidated Revenues	$604,336	$692,245	$1,140,011	$1,334,034

Total Segment EBITDA	$99,193	$122,587	$183,726	$233,579
Depreciation expense	(13,577)	(12,682)	(27,042)	(25,036)
Amortization of intangibles	(9,940)	(11,126)	(20,749)	(20,736)
Severance, restructuring, and acquisition integration costs (1)	(3,993)	(4,059)	(8,205)	(5,771)
Amortization of software development intangible assets	(2,464)	(1,820)	(5,177)	(3,272)
Adjustments related to acquisitions and divestitures (2)	(298)	(249)	(596)	(547)
Eliminations	(9)	(54)	(25)	(83)
Consolidated operating income	68,912	92,597	121,932	178,134
Interest expense, net	(9,017)	(8,812)	(16,599)	(17,013)
Total non-operating pension benefit	230	646	461	1,134
Consolidated income before taxes	$60,125	$84,431	$105,794	$162,255

(1) Includes restructuring and integration costs associated with acquisitions and costs associated with certain manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets and gains associated with the sales of businesses.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands)
Numerator:
Net income	$49,034	$68,775	$86,343	$131,720
Less: Net income (loss) attributable to noncontrolling interest	(10)	22	(14)	(225)
Net income attributable to Belden stockholders	$49,044	$68,753	$86,357	$131,945
Denominator:
Weighted average shares outstanding, basic	40,690	42,497	40,838	42,663
Effect of dilutive common stock equivalents	514	591	510	717
Weighted average shares outstanding, diluted	41,204	43,088	41,348	43,380
For both the three and six months ended June 30, 2024 and July 2, 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million and 0.2 million, respectively, because they are anti-dilutive. In addition, for the three and six months ended June 30, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.3 million, respectively, because the related performance conditions have not been satisfied. For the three and six months ended July 2, 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million because the related performance conditions have not been satisfied.
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

The following table presents the activity in the trade receivables allowance for doubtful accounts for the three and six months ended June 30, 2024 and July 2, 2023, respectively:

	2024	2023

	(In thousands)
Beginning balance at January 1	$23,114	$7,954
Current period provision	459	4,004
Recoveries collected	(6)	—
Write-offs	(96)	(3)
Fx impact	(51)	(25)
Q1 ending balance	$23,420	$11,930
Current period provision	606	4,194
Acquisitions	50	19
Fx impact	(44)	11
Write-offs	(5)	—
Recoveries collected	32	(8)
Q2 ending balance	$24,059	$16,146
Note 7:  Inventories
The following table presents the major classes of inventories as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023

	(In thousands)
Raw materials	$193,872	$185,233
Work-in-process	40,016	41,197
Finished goods	210,478	208,425
Gross inventories	444,366	434,855
Excess and obsolete reserves	(69,375)	(67,868)
Net inventories	$374,991	$366,987
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.6 million for the three and six months ended July 2, 2023, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands)
Operating lease cost	$6,918	$5,415	$13,793	$10,932

Finance lease cost
Amortization of right-of-use asset	$190	$190	$384	$391
Interest on lease liabilities	109	77	218	157
Total finance lease cost	$299	$267	$602	$548

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,776	$4,625	$11,503	$9,290

Operating cash flows from finance leases were not material during the three and six months ended June 30, 2024 and July 2, 2023.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$127,824	$89,686

Accrued liabilities	$19,192	$18,226
Long-term operating lease liabilities	110,148	74,941
Total operating lease liabilities	$129,340	$93,167

Finance leases:
Other long-lived assets, at cost	$8,270	$6,560
Accumulated depreciation	(1,734)	(1,347)
Other long-lived assets, net	$6,536	$5,213

Accrued liabilities	$1,037	$719
Other long-term liabilities	6,944	6,084
Total finance lease liabilities	$7,981	$6,803

The increases in operating lease right-of-use assets and lease liabilities are primarily due to the recognition of a new lease that had balances of $34.0 million and $33.4 million, respectively, as of June 30, 2024.

	June 30, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	10 years	6 years
Finance leases	8 years	9 years

Weighted Average Discount Rate
Operating leases	5.8%	5.0%
Finance leases	4.6%	4.3%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending up to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of June 30, 2024, the fixed, remaining base rent payments were approximately $21 million. As of June 30, 2024 and December 31, 2023, we had a liability for expected, future payments of $10.0 million and $11.3 million, respectively. The liability is based on certain assumptions, such as receiving a level of sublease income, that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 9:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $13.6 million and $27.0 million in the three and six months ended June 30, 2024, respectively, and $12.7 million and $25.0 million in the three and six months ended July 2, 2023, respectively.
We recognized amortization expense of $12.4 million and $25.9 million in the three and six months ended June 30, 2024, respectively, and $12.9 million and $24.0 million in the three and six months ended July 2, 2023, respectively.
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	480,465	497,025
3.875% Senior subordinated notes due 2028	373,695	386,575
3.375% Senior subordinated notes due 2031	320,310	331,350
Total senior subordinated notes	1,174,470	1,214,950
Less unamortized debt issuance costs	(9,630)	(10,739)
Long-term debt	$1,164,840	$1,204,211
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of June 30, 2024, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $293.3 million.

Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of June 30, 2024 is $480.5 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of June 30, 2024 is $373.7 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of June 30, 2024 is $320.3 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of June 30, 2024 was approximately $1,120.4 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,174.5 million as of June 30, 2024.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of June 30, 2024, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the six months ended June 30, 2024 and July 2, 2023, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $21.0 million and $(13.0) million, respectively.
Note 12:  Income Taxes
For the three and six months ended June 30, 2024, we recognized income tax expense of $11.1 million and $19.5 million, respectively, representing effective tax rates of 18.4% and 18.4%, respectively. For the three and six months ended July 2, 2023, we recognized income tax expense of $15.7 million and $30.5 million, respectively, representing effective tax rates of 18.5% and 18.8%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits.
The Organization for Economic Cooperation and Development is actively implementing changes to existing tax laws, including a global minimum tax of 15% which went into effect in 2024. This legislation has not materially impacted our provision for income taxes, but we will continually monitor and evaluate the potential impact on the countries in which we do business in future periods.

Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands)
Three Months Ended
Service cost	$739	$844	$10	$3
Interest cost	3,660	3,810	235	252
Expected return on plan assets	(4,027)	(4,329)	—	—
Amortization of prior service cost	44	44	—	—
Actuarial gains	(26)	(232)	(116)	(191)
Net periodic benefit cost	$390	$137	$129	$64

Six Months Ended
Service cost	$1,487	$1,534	$20	$6
Interest cost	7,336	7,554	473	503
Expected return on plan assets	(8,074)	(8,438)	—	—
Amortization of prior service cost	89	87	—	—
Actuarial gains	(52)	(458)	(233)	(382)
Net periodic benefit cost	$786	$279	$260	$127
Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands)
Net income	$49,034	$68,775	$86,343	$131,720
Foreign currency translation adjustments, net of tax	6,986	(4,577)	16,208	(21,595)
Adjustments to pension and postretirement liability, net of tax	(74)	(284)	(148)	(564)
Total comprehensive income	55,946	63,914	102,403	109,561
Less: Comprehensive income (loss) attributable to noncontrolling interests	(10)	24	(14)	(221)
Comprehensive income attributable to Belden	$55,956	$63,890	$102,417	$109,782
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material. The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2023	$(26,514)	$(14,765)	$(41,279)
Other comprehensive income attributable to Belden before reclassifications	16,208	—	16,208
Amounts reclassified from accumulated other comprehensive loss	—	(148)	(148)
Net current period other comprehensive income (loss) attributable to Belden	16,208	(148)	16,060
Balance at June 30, 2024	$(10,306)	$(14,913)	$(25,219)

The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the six months ended June 30, 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(285)	(1)
Prior service cost	89	(1)
Total before tax	(196)
Tax expense	48
Total net of tax	$(148)
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

During the three months ended June 30, 2024, we did not repurchase shares of our common stock. During the six months ended June 30, 2024, we repurchased 0.7 million shares of our common stock for an aggregate cost of $57.9 million at an average price per share of $85.66. During the three months ended July 2, 2023, we repurchased 0.4 million shares of our common stock for an aggregate cost of $36.2 million at an average price per share of $92.01. During the six months ended July 2, 2023, we repurchased 1.0 million shares of our common stock for an aggregate cost of $86.2 million at an average price per share of $87.30.

From inception of our program to the date of this filing, we have repurchased 7.4 million shares of our common stock for an aggregate cost of $485.0 million and an average price per share of $65.68. As of June 30, 2024, we had $115.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.

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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 44% of our consolidated revenues during the quarter ended June 30, 2024 were to customers outside of the U.S.
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

Precision Optical Technologies Acquisition
On June 30, 2024, we acquired Precision for $289.6 million, net of cash acquired. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Enterprise Solutions segment. See Note 3.
Share Repurchase Program
During the six months ended June 30, 2024, we repurchased 0.7 million shares of our common stock for an aggregate cost of $57.9 million at an average price per share of $85.66. See Note 15.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended June 30, 2024:
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
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023

	(In thousands, except percentages)
Revenues	$604,336	$692,245	(12.7)%	$1,140,011	$1,334,034	(14.5)%
Gross profit	226,806	261,328	(13.2)%	428,402	507,433	(15.6)%
Selling, general and administrative expenses	(119,497)	(126,635)	(5.6)%	(230,265)	(248,209)	(7.2)%
Research and development expenses	(28,457)	(30,970)	(8.1)%	(55,456)	(60,354)	(8.1)%
Amortization of intangibles	(9,940)	(11,126)	(10.7)%	(20,749)	(20,736)	0.1%
Operating income	68,912	92,597	(25.6)%	121,932	178,134	(31.6)%
Interest expense, net	(9,017)	(8,812)	2.3%	(16,599)	(17,013)	(2.4)%
Non-operating pension benefit	230	646	(64.4)%	461	1,134	(59.3)%
Income before taxes	60,125	84,431	(28.8)%	105,794	162,255	(34.8)%

Revenues decreased $87.9 million and $194.0 million in the three and six months ended June 30, 2024, respectively, from the comparable periods of 2023 due to the following factors:
•Lower sales volume resulted in a $92.9 million and $203.7 million decline in revenues, respectively.
•Currency translation had a $3.6 million and $4.4 million unfavorable impact on revenues, respectively.
•Divestitures had a $0.1 million and $0.4 million unfavorable impact on revenues, respectively.
•Acquisitions contributed $0.0 million and $7.6 million in revenues, respectively.
•Copper pass-through pricing had an $8.7 million and $6.9 million favorable impact on revenues, respectively.

Gross profit decreased $34.5 million and $79.0 million in the three and six months ended June 30, 2024, respectively, from the comparable periods of 2023 primarily due to the decline in revenues discussed above. Despite the decline in gross profit, margins remained relatively flat over the year ago periods due to favorable pricing and mix.

Selling, general and administrative expenses decreased $7.1 million and $17.9 million in the three and six months ended June 30, 2024, respectively, from the comparable periods of 2023. The decrease in selling, general and administrative expenses was primarily attributable to the benefits realized from our productivity initiatives and a decline in incentive compensation.
Research and development expenses decreased $2.5 million and $4.9 million in the three and six months ended June 30, 2024, respectively, from the comparable periods of 2023 primarily due to a shift, or change in R&D project timing.
Amortization of intangibles decreased $1.2 million in the three months ended June 30, 2024 from the comparable period of 2023 primarily due to certain intangible assets becoming fully amortized and foreign currency exchange rates. Amortization of intangibles remained relatively flat in the six months ended June 30, 2024 from the comparable period of 2023.
Operating income decreased $23.7 million and $56.2 million in the three and six ended June 30, 2024, respectively, from the comparable periods of 2023 primarily due to the decline in gross profit, partially offset by the decline in selling, general and administrative expenses as discussed above.
Net interest expense increased $0.2 million and decreased $0.4 million in the three and six months ended June 30, 2024, respectively, from the comparable periods of 2023 due to fluctuations in interest income and foreign currency translation.
Income before taxes decreased $24.3 million and $56.5 million in the three and six months ended June 30, 2024, respectively, from the comparable periods of 2023 primarily due to the changes in operating income discussed above.
Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023

	(In thousands, except percentages)
Income before taxes	$60,125	$84,431	(28.8)%	$105,794	$162,255	(34.8)%
Income tax expense	11,091	15,656	(29.2)%	19,451	30,535	(36.3)%
Effective tax rate	18.4%	18.5%		18.4%	18.8%
For the three and six months ended June 30, 2024, we recognized income tax expense of $11.1 million and $19.5 million representing effective tax rates of 18.4%. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 12.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023

	(In thousands, except percentages)
Revenues	$604,336	$692,245	(12.7)%	$1,140,011	$1,334,034	(14.5)%
Adjusted EBITDA	99,414	123,179	(19.3)%	184,162	234,630	(21.5)%
as a percent of revenues	16.5%	17.8%		16.2%	17.6%

Adjusted EBITDA decreased $23.8 million and $50.5 million in the three and six months ended June 30, 2024 from the comparable periods of 2023 primarily due to the decline in revenues as discussed above, partially offset by favorable mix and benefits realized from our productivity improvement initiatives.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(In thousands, except percentages)
Revenues	$604,336	$692,245	$1,140,011	$1,334,034

GAAP net income	$49,034	$68,775	$86,343	$131,720
Depreciation expense	13,577	12,682	27,042	25,036
Income tax expense	11,091	15,656	19,451	30,535
Amortization of intangible assets	9,940	11,126	20,749	20,736
Interest expense, net	9,017	8,812	16,599	17,013
Severance, restructuring, and acquisition integration costs (1)	3,993	4,059	8,205	5,771
Amortization of software development intangible assets	2,464	1,820	5,177	3,272
Adjustments related to acquisitions and divestitures (2)	298	249	596	547
Adjusted EBITDA	$99,414	$123,179	$184,162	$234,630

GAAP net income margin	8.1%	9.9%	7.6%	9.9%
Adjusted EBITDA margin	16.5%	17.8%	16.2%	17.6%
(1) Includes restructuring and integration costs associated with acquisitions and costs associated with certain manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets and gains associated with the sales of businesses.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.

Enterprise Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023

	(In thousands, except percentages)
Segment Revenues	$270,473	$312,529	(13.5)%	$504,562	$587,872	(14.2)%
Segment EBITDA	31,456	43,956	(28.4)%	57,244	81,161	(29.5)%
as a percent of segment revenues	11.6%	14.1%		11.3%	13.8%
Enterprise Solutions revenues decreased $42.1 million and $83.3 million in the three and six months ended June 30, 2024 from the comparable periods of 2023. The decrease in revenues in the three months ended June 30, 2024 was primarily due to decreases in volume and unfavorable currency translation of $43.8 million and $0.8 million, respectively, partially offset by higher copper pass-through pricing of $2.5 million. The decrease in revenues in the six months ended June 30, 2024 was primarily due to decreases in volume and unfavorable currency translation of $92.1 million and $1.0 million, respectively, partially offset by acquisitions and higher copper pass-through pricing of $7.5 million and $2.3 million, respectively.
Enterprise Solutions EBITDA decreased $12.5 million and $23.9 million in the three and six months ended June 30, 2024 from the comparable periods of 2023 primarily as a result of the decrease in revenues discussed above, partially offset by benefits realized from our productivity improvement initiatives.
Industrial Automation Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023

	(In thousands, except percentages)
Segment Revenues	$333,863	$379,716	(12.1)%	$635,449	$746,162	(14.8)%
Segment EBITDA	67,737	78,631	(13.9)%	126,482	152,418	(17.0)%
as a percent of segment revenues	20.3%	20.7%		19.9%	20.4%
Industrial Automation Solutions revenues decreased $45.9 million and $110.7 million in the three and six months ended June 30, 2024 from the comparable periods of 2023. The decrease in revenues in the three months ended June 30, 2024 was primarily due to decreases in volume, unfavorable currency translation, and divestitures of $49.2 million, $2.8 million, and $0.1 million, respectively, partially offset by higher copper pass-through pricing of $6.2 million. The decrease in revenues in the six months ended June 30, 2024 was primarily due to decreases in volume, unfavorable currency translation, and divestitures of $111.6 million, $3.4 million, and $0.4 million, respectively, partially offset by higher copper pass-through pricing and acquisitions of $4.6 million and $0.1 million, respectively.
Industrial Automation Solutions EBITDA decreased $10.9 million and $25.9 million in the three and six months ended June 30, 2024 from the comparable periods of 2023 primarily as a result of the decrease in revenues discussed above, partially offset by favorable mix as we transition to solutions.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	June 30, 2024	July 2, 2023

	(In thousands)
Net cash provided by (used for):
Operating activities	$85,680	$54,715
Investing activities	(45,660)	(121,005)
Financing activities	(67,397)	(105,885)
Effects of currency exchange rate changes on cash and cash equivalents	(4,916)	(734)
Decrease in cash and cash equivalents	(32,293)	(172,909)
Cash and cash equivalents, beginning of period	597,044	687,676
Cash and cash equivalents, end of period	$564,751	$514,767

Net cash provided by operating activities totaled $85.7 million in the six months ended June 30, 2024 compared to $54.7 million in the year ago period. Despite the decrease in net income, operating assets and liabilities improved $69.9 million compared to the prior year primarily driven by favorable changes in receivables and our successful management of working capital.

Net cash used for investing activities totaled $45.7 million for the six months ended June 30, 2024 compared to $121.0 million in the year ago period. Investing activities for the six months ended June 30, 2024 included capital expenditures of $46.2 million, partially offset by asset sales of $0.5 million. Investing activities for the six months ended July 2, 2023 included $97.6 million primarily for the acquisition of Sichert and capital expenditures of $32.7 million, partially offset by $9.3 million received from escrow for the disposal of a business.
Net cash used for financing activities totaled $67.4 million for the six months ended June 30, 2024 compared to $105.9 million in the year ago period. Financing activities for the six months ended June 30, 2024 included payments under our share repurchase program of $57.9 million, payments related to share based compensation activities of $8.1 million, cash dividend payments of $4.1 million, financing lease payments of $0.4 million, and proceeds from the issuance of common stock of $3.1 million. Financing activities for the six months ended July 2, 2023 included payments under our share repurchase program of $86.2 million, net payments related to share based compensation activities of $16.9 million, cash dividend payments of $4.3 million, financing lease payments of $0.1 million, and proceeds from the issuance of common stock of $1.6 million.
Our cash and cash equivalents balance was $564.8 million as of June 30, 2024. Of the total cash balance, $291.5 million was paid to the sellers of Precision in July and $173.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of June 30, 2024 consisted of $1,174.5 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements.
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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 30, 2024.

	Principal Amount by Expected Maturity			Fair
	2024	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$480,465	$480,465	$464,850
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$373,695	$373,695	$362,017
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$320,310	$320,310	$293,484
Average interest rate		3.375%
Total			$1,174,470	$1,120,351
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
Item 5:      Other Information
Rule 10b5-1 Trading Plans
The adoption, modification, or termination of contracts for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Total SARs	Total Shares
Brian Anderson (1)	Senior Vice President-Legal, General Counsel and Corporate Secretary	Adoption	5/10/2024	1/31/2025	22,752	14,692

(1) Brian Anderson, Senior Vice President-Legal, General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 10, 2024. Mr. Anderson's plan provides for the exercise of up to 22,752 stock appreciation rights and the sale of up to 14,692 shares of Belden common stock. The plan expires on January 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the three months ended June 30, 2024.
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

BELDEN INC.

Date:	August 1, 2024	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	August 1, 2024	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 1, 2024	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer