Form 10-Q
period 2024-09-29
BELDEN INC.
filed 2024-10-31
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
or
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
As of October 29, 2024, the Registrant had 40,336,643 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2024	December 31, 2023

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$322,982	$597,044
Receivables, net	430,176	413,806
Inventories, net	368,435	366,987
Other current assets	76,706	79,142
Total current assets	1,198,299	1,456,979
Property, plant and equipment, less accumulated depreciation	477,304	451,069
Operating lease right-of-use assets	132,844	89,686
Goodwill	1,056,549	907,331
Intangible assets, less accumulated amortization	406,207	269,144
Deferred income taxes	17,290	15,739
Other long-lived assets	51,958	50,243
	$3,340,451	$3,240,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,745	$343,215
Accrued liabilities	272,565	290,289
Total current liabilities	579,310	633,504
Long-term debt	1,218,965	1,204,211
Postretirement benefits	70,356	74,573
Deferred income taxes	88,272	49,472
Long-term operating lease liabilities	113,507	74,941
Other long-term liabilities	34,802	37,188
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	833,449	818,663
Retained earnings	1,119,684	985,807
Accumulated other comprehensive loss	(55,153)	(41,279)
Treasury stock	(663,272)	(597,437)
Total Belden stockholders’ equity	1,235,211	1,166,257
Noncontrolling interests	28	45
Total stockholders’ equity	1,235,239	1,166,302
	$3,340,451	$3,240,191
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands, except per share data)
Revenues	$654,926	$626,807	$1,794,937	$1,960,841
Cost of sales	(410,922)	(385,639)	(1,122,531)	(1,212,240)
Gross profit	244,004	241,168	672,406	748,601
Selling, general and administrative expenses	(126,976)	(118,079)	(357,241)	(366,288)
Research and development expenses	(27,941)	(30,190)	(83,397)	(90,544)
Amortization of intangibles	(13,738)	(9,526)	(34,487)	(30,262)
Gain on sale of assets	—	12,056	—	12,056
Operating income	75,349	95,429	197,281	273,563
Interest expense, net	(10,855)	(8,580)	(27,454)	(25,593)
Non-operating pension benefit	286	328	747	1,462
Income before taxes	64,780	87,177	170,574	249,432
Income tax expense	(11,091)	(14,850)	(30,542)	(45,385)
Net income	53,689	72,327	140,032	204,047
Less: Net loss attributable to noncontrolling interest	(3)	(20)	(17)	(245)
Net income attributable to Belden stockholders	$53,692	$72,347	$140,049	$204,292

Weighted average number of common shares and equivalents:
Basic	40,798	42,053	40,825	42,460
Diluted	41,417	42,625	41,371	43,129

Basic income per share attributable to Belden stockholders	$1.32	$1.72	$3.43	$4.81

Diluted income per share attributable to Belden stockholders	$1.30	$1.70	$3.39	$4.74

Comprehensive income attributable to Belden	$23,760	$93,915	$126,175	$203,697

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 29, 2024	October 1, 2023

	(In thousands)
Cash flows from operating activities:
Net income	$140,032	$204,047
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	84,039	73,974
Share-based compensation	22,079	14,843
Gain on sale of assets	—	(12,056)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	3,244	(48,949)
Inventories	8,918	16,211
Accounts payable	(53,664)	(42,456)
Accrued liabilities	(24,410)	(43,318)
Income taxes	1,220	548
Other assets	(5,766)	(6,706)
Other liabilities	1,665	3,855
Net cash provided by operating activities	177,357	159,993
Cash flows from investing activities:
Cash used for business acquisitions, net of cash acquired	(295,591)	(106,712)
Capital expenditures	(70,759)	(61,870)
Proceeds from disposal of tangible assets	106	13,785
Proceeds from disposal of businesses, net of cash sold	—	9,300
Net cash used for investing activities	(366,244)	(145,497)
Cash flows from financing activities:
Payments under share repurchase program	(77,954)	(150,000)
Withholding tax payments for share-based payment awards	(8,930)	(17,309)
Cash dividends paid	(6,154)	(6,408)
Payments under financing lease obligations	(694)	(254)
Proceeds from issuance of common stock	8,917	6,568
Net cash used for financing activities	(84,815)	(167,403)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(360)	(3,798)
Decrease in cash and cash equivalents	(274,062)	(156,705)
Cash and cash equivalents, beginning of period	597,044	687,676
Cash and cash equivalents, end of period	$322,982	$530,971
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	37,313	—	—	—	(4)	37,309
Other comprehensive income, net of tax	—	—	—	—	—	—	9,148	—	9,148
Common stock issuance	—	—	477	—	48	2,675	—	—	3,152
Retirement Savings Plan stock contributions	—	—	641	—	22	1,187	—	—	1,828
Exercise of stock options, net of tax withholding forfeitures	—	—	(483)	—	8	99	—	—	(384)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,991)	—	138	3,454	—	—	(7,537)
Share repurchase program, net of excise tax	—	—	—	—	(675)	(58,270)	—	—	(58,270)
Share-based compensation	—	—	6,397	—	—	—	—	—	6,397
Common stock dividends ($0.05 per share)	—	—	—	(2,059)	—	—	—	—	(2,059)
Balance at March 31, 2024	50,335	$503	$814,704	$1,021,061	(9,667)	$(648,292)	$(32,131)	$41	$1,155,886

Net income (loss)	—	—	—	49,044	—	—	—	(10)	49,034
Other comprehensive income, net of tax	—	—	—	—	—	—	6,912	—	6,912
Retirement Savings Plan stock contributions	—	—	1,206	—	22	793	—	—	1,999
Exercise of stock options, net of tax withholding forfeitures	—	—	(194)	—	4	97	—	—	(97)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(757)	—	20	665	—	—	(92)
Adjustment to share repurchase excise tax	—	—	—	—	—	42	—	—	42
Share-based compensation	—	—	8,246	—	—	—	—	—	8,246
Common stock dividends ($0.05 per share)	—	—	—	(2,053)	—	—	—	—	(2,053)
Balance at June 30, 2024	50,335	$503	$823,205	$1,068,052	(9,621)	$(646,695)	$(25,219)	$31	$1,219,877

Net income (loss)	—	—	—	53,692	—	—	—	(3)	53,689
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29,934)	—	(29,934)
Common stock issuance	—	—	2,613	—	88	3,152	—	—	5,765
Retirement Savings Plan stock contributions	—	—	940	—	15	527	—	—	1,467
Exercise of stock options, net of tax withholding forfeitures	—	—	(735)	—	13	(77)	—	—	(812)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10)	—	—	2	—	—	(8)
Share repurchase program, net of excise tax	—	—	—	—	(181)	(20,181)	—	—	(20,181)
Share-based compensation	—	—	7,436	—	—	—	—	—	7,436
Common stock dividends ($0.05 per share)	—	—	—	(2,060)	—	—	—	—	(2,060)
Balance at September 29, 2024	50,335	$503	$833,449	$1,119,684	(9,686)	$(663,272)	$(55,153)	$28	$1,235,239

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	63,192	—	—	—	(247)	62,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,300)	2	(17,298)
Common stock issuance	—	—	(420)	—	37	2,099	—	—	1,679
Retirement Savings Plan stock contributions	—	—	638	—	28	1,758	—	—	2,396
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,547)	—	47	1,951	—	—	(2,596)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,997)	—	196	7,301	—	—	(10,696)
Share repurchase program, net of excise tax	—	—	—	—	(594)	(50,266)	—	—	(50,266)
Share-based compensation	—	—	6,253	—	—	—	—	—	6,253
Common stock dividends ($0.05 per share)	—	—	—	(2,150)	—	—	—	—	(2,150)
Balance at April 2, 2023	50,335	$503	$809,596	$812,564	(7,788)	$(465,969)	$(23,171)	$694	$1,134,217
Net income	—	—	—	68,753	—	—	—	22	68,775
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,863)	2	(4,861)
Sale and deconsolidation of subsidiary	—	—	—	—	—	—	(139)	(695)	(834)
Retirement Savings Plan stock contributions	—	—	663	—	24	1,379	—	—	2,042
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,698)	—	27	767	—	—	(1,931)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,130)	—	55	2,413	—	—	(1,717)
Share repurchase program, net of excise tax	—	—	—	—	(394)	(36,463)	—	—	(36,463)
Share-based compensation	—	—	5,901	—	—	—	—	—	5,901
Common stock dividends ($0.05 per share)	—	—	—	(2,138)	—	—	—	—	(2,138)
Balance at July 2, 2023	50,335	$503	$809,332	$879,179	(8,076)	$(497,873)	$(28,173)	$23	$1,162,991
Net income (loss)	—	—	—	72,347	—	—	—	(20)	72,327
Other comprehensive income, net of tax	—	—	—	—	—	—	21,568	—	21,568
Common stock issuance	—	—	448	—	79	4,441	—	—	4,889
Retirement Savings Plan stock contributions	—	—	692	—	18	1,031	—	—	1,723
Exercise of stock options, net of tax withholding forfeitures	—	—	(620)	—	8	311	—	—	(309)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(118)	—	1	58	—	—	(60)
Share repurchase program, net of excise tax	—	—	—	—	(690)	(64,311)	—	—	(64,311)
Share-based compensation	—	—	2,689	—	—	—	—	—	2,689
Common stock dividends ($0.05 per share)	—	—	—	(2,104)	—	—	—	—	(2,104)
Balance at October 1, 2023	50,335	$503	$812,423	$949,422	(8,660)	$(556,343)	$(6,605)	$3	$1,199,403

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
Business Description
We are a leading global supplier of network infrastructure and digitization solutions built around two global businesses - Smart Infrastructure Solutions and Automation Solutions. As Belden continues to advance forward with solutions focused on data infrastructure, we renamed our two reportable segments during the three months ended September 29, 2024 from Enterprise Solutions and Industrial Automation Solutions to Smart Infrastructure Solutions and Automation Solutions, respectively. The composition of the segments did not change as a result of these name changes. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2024, the 91st day of our fiscal year 2024. Our fiscal second and third quarters each have 91 days. The nine months ended September 29, 2024 and October 1, 2023 included 273 and 274 days, respectively.
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
As of and during the three and nine months ended September 29, 2024 and October 1, 2023, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 29, 2024 and October 1, 2023.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of September 29, 2024, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of September 29, 2024, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $8.3 million, $6.0 million, and $5.3 million, respectively.
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
Noncontrolling Interest
A Belden subsidiary includes a noncontrolling interest as of and for the periods ended September 29, 2024 and October 1, 2023. The results attributable to the noncontrolling interest holders are not material to our condensed consolidated financial statements, and are presented as net income (loss) attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.
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

	Broadband Solutions	Automation Solutions	Smart Buildings Solutions	Total Revenues

Three Months Ended September 29, 2024	(In thousands)
Smart Infrastructure Solutions	$174,467	$—	$145,180	$319,647
Automation Solutions	—	335,279	—	335,279
Total	$174,467	$335,279	$145,180	$654,926

Three Months Ended October 1, 2023
Smart Infrastructure Solutions	$146,048	$—	$137,857	$283,905
Automation Solutions	—	342,902	—	342,902
Total	$146,048	$342,902	$137,857	$626,807

Nine Months Ended September 29, 2024
Smart Infrastructure Solutions	$422,588	$—	$401,621	$824,209
Automation Solutions	—	970,728	—	970,728
Total	$422,588	$970,728	$401,621	$1,794,937

Nine Months Ended October 1, 2023
Smart Infrastructure Solutions	$436,935	$—	$434,842	$871,777
Automation Solutions	—	1,089,064	—	1,089,064
Total	$436,935	$1,089,064	$434,842	$1,960,841
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended September 29, 2024	(In thousands)
Smart Infrastructure Solutions	$243,759	$45,480	$30,408	$319,647
Automation Solutions	196,326	87,733	51,220	335,279
Total	$440,085	$133,213	$81,628	$654,926

Three Months Ended October 1, 2023
Smart Infrastructure Solutions	$199,002	$51,476	$33,427	$283,905
Automation Solutions	195,154	92,189	55,559	342,902
Total	$394,156	$143,665	$88,986	$626,807

Nine Months Ended September 29, 2024
Smart Infrastructure Solutions	$610,992	$133,547	$79,670	$824,209
Automation Solutions	578,101	248,606	144,021	970,728
Total	$1,189,093	$382,153	$223,691	$1,794,937

Nine Months Ended October 1, 2023
Smart Infrastructure Solutions	$659,360	$125,595	$86,822	$871,777
Automation Solutions	624,219	303,165	161,680	1,089,064
Total	$1,283,579	$428,760	$248,502	$1,960,841

We generate revenues primarily by selling products and delivering solutions that make the digital journey simpler, smarter, and secure. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine relative standalone selling price using the prices charged separately to customers on a standalone basis. Typically, payments are due after control transfers.

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended September 29, 2024 and October 1, 2023. The following table presents estimated and accrued variable consideration:

	September 29, 2024	December 31, 2023

	(in thousands)
Accrued rebates included in accrued liabilities	$41,719	$49,255
Accrued returns included in accrued liabilities	15,299	15,570
Price adjustments recognized against gross accounts receivable	29,461	26,005

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of September 29, 2024, total deferred revenue was $29.1 million, and of this amount, $21.9 million is expected to be recognized within the next twelve months, and the remaining $7.2 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and nine months ended September 29, 2024 and October 1, 2023, respectively:

	2024	2023

	(In thousands)
Beginning balance at January 1	$31,062	$33,243
New deferrals	6,280	4,359
Revenue recognized	(7,392)	(8,307)
Balance at the end of Q1	$29,950	$29,295
New deferrals	11,058	6,900
Revenue recognized	(11,395)	(6,528)
Balance at the end of Q2	$29,613	$29,667
New deferrals	14,714	9,146
Acquisitions	46	104
Revenue recognized	(15,240)	(11,224)
Balance at the end of Q3	$29,133	$27,693

Service-type warranties represent $9.8 million of the deferred revenue balance at September 29, 2024, and of this amount $5.1 million is expected to be recognized in the next twelve months, and the remaining $4.7 million is long-term and will be recognized over a period greater than twelve months. As of September 29, 2024 and December 31, 2023, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Capitalized sales commissions as of September 29, 2024 and December 31, 2023 were not material. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Nine Months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands)
Sales commissions	$6,865	$4,729	$18,036	$16,819
Note 3:  Acquisitions
On September 16, 2024, we acquired Voleatech GmbH ("Voleatech") with cash on hand for €5.0 million ($5.6 million), net of cash acquired. The acquisition includes a potential earn-out up to €3.0 million based upon certain targets over three years, which will be accounted for as compensation cost.Voleatech, based in Germany, is known for their VT AIR Next Gen Firewall and expands Belden's Firewall product portfolio and overall planning of security in OT (Operational Technology) networking. Voleatech is reported within the Automation Solutions segment and is not material to our financial position or results of operations.
On June 30, 2024, we acquired Precision Optical Technologies, Inc. (“Precision”) with cash on hand for $289.6 million, net of cash acquired. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Smart Infrastructure Solutions segment. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for Precision as of the acquisition date (in thousands):

Receivables	$18,562
Inventory	9,215
Other current assets	2,352
Property, plant and equipment	5,330
Intangible assets	162,000
Goodwill	144,690
Operating lease right-of-use assets	3,272
Total assets acquired	$345,421
Accounts payable	$11,452
Accrued liabilities	3,922
Deferred income taxes	37,507
Long-term operating lease liabilities	2,950
Total liabilities assumed	$55,831

Net assets	$289,590
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, inventory, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocated to goodwill. The preliminary fair value of acquired receivables is $18.6 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

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
The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$24,700	5.0
Customer relationships	122,800	20.0
Trademarks	3,100	2.5
Non-compete agreements	11,400	5.0
Total intangible assets subject to amortization	$162,000

Intangible assets not subject to amortization:
Goodwill	$144,690	n/a
Total intangible assets not subject to amortization	$144,690

Total intangible assets	$306,690
Weighted average amortization period		16.3
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
Our consolidated revenues and income before taxes for the three and nine months ended September 29, 2024 included $34.4 million and $1.2 million, respectively, from Precision. For the three and nine months ended September 29, 2024, income before taxes included $4.1 million of severance and other restructuring costs, $3.7 million of amortization of intangible assets, and $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value for Precision.
The following table illustrates the unaudited pro forma effect on operating results as if the Precision acquisition had been completed as of January 1, 2023.

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands, except per share data)
	(Unaudited)
Revenues	$654,926	$667,789	$1,865,778	$2,057,521
Net income attributable to Belden stockholders	57,021	74,122	140,744	200,609
Diluted income per share attributable to Belden stockholders	$1.38	$1.74	$3.40	$4.65
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

Note 4:  Reportable Segments
We are organized around two global businesses: Smart Infrastructure Solutions and Automation Solutions. As Belden continues to advance forward with solutions focused on data infrastructure, we renamed our two reportable segments during the three months ended September 29, 2024 from Enterprise Solutions and Industrial Automation Solutions to Smart Infrastructure Solutions and Automation Solutions, respectively. The composition of the segments did not change as a result of these name changes.
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

	Smart Infrastructure Solutions	Automation Solutions	Total Segments

	(In thousands)
As of and for the three months ended September 29, 2024
Segment Revenues	$319,647	$335,279	$654,926
Segment EBITDA	40,447	71,819	112,266
Depreciation expense	6,758	7,897	14,655
Amortization of intangibles	8,738	5,000	13,738
Amortization of software development intangible assets	—	2,678	2,678
Severance, restructuring, and acquisition integration costs	4,619	644	5,263
Adjustments related to acquisitions and divestitures	263	298	561
Segment assets	686,960	772,740	1,459,700

As of and for the three months ended October 1, 2023
Segment Revenues	$283,905	$342,902	$626,807
Segment EBITDA	37,693	77,244	114,937
Depreciation expense	6,632	6,810	13,442
Amortization of intangibles	4,468	5,058	9,526
Amortization of software development intangible assets	—	1,963	1,963
Severance, restructuring, and acquisition integration costs	3,453	2,622	6,075
Adjustments related to acquisitions and divestitures	197	298	495
Segment assets	625,356	698,287	1,323,643

As of and for the nine months ended September 29, 2024
Segment revenues	$824,209	$970,728	$1,794,937
Segment EBITDA	97,691	198,301	295,992
Depreciation expense	19,277	22,420	41,697
Amortization of intangibles	19,479	15,008	34,487
Amortization of software development intangible assets	—	7,855	7,855
Severance, restructuring, and acquisition integration costs	8,518	4,950	13,468
Adjustments related to acquisitions and divestitures	263	894	1,157
Segment assets	686,960	772,740	1,459,700

As of and for the nine months ended October 1, 2023
Segment Revenues	$871,777	$1,089,064	$1,960,841
Segment EBITDA	118,854	229,662	348,516
Depreciation expense	18,779	19,699	38,478
Amortization of intangibles	15,171	15,091	30,262
Amortization of software development intangible assets	—	5,235	5,235
Severance, restructuring, and acquisition integration costs	5,147	6,699	11,846
Adjustments related to acquisitions and divestitures	522	520	1,042
Segment assets	625,356	698,287	1,323,643
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands)
Total Segment and Consolidated Revenues	$654,926	$626,807	$1,794,937	$1,960,841

Total Segment EBITDA	$112,266	$114,937	$295,992	$348,516
Depreciation expense	(14,655)	(13,442)	(41,697)	(38,478)
Amortization of intangibles	(13,738)	(9,526)	(34,487)	(30,262)
Severance, restructuring, and acquisition integration costs (1)	(5,263)	(6,075)	(13,468)	(11,846)
Amortization of software development intangible assets	(2,678)	(1,963)	(7,855)	(5,235)
Adjustments related to acquisitions and divestitures (2)	(561)	(495)	(1,157)	(1,042)
Eliminations	(22)	(63)	(47)	(146)
Gain on sale of asset	—	12,056	—	12,056
Consolidated operating income	75,349	95,429	197,281	273,563
Interest expense, net	(10,855)	(8,580)	(27,454)	(25,593)
Total non-operating pension benefit	286	328	747	1,462
Consolidated income before taxes	$64,780	$87,177	$170,574	$249,432
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands)
Numerator:
Net income	$53,689	$72,327	$140,032	$204,047
Less: Net loss attributable to noncontrolling interest	(3)	(20)	(17)	(245)
Net income attributable to Belden stockholders	$53,692	$72,347	$140,049	$204,292
Denominator:
Weighted average shares outstanding, basic	40,798	42,053	40,825	42,460
Effect of dilutive common stock equivalents	619	572	546	669
Weighted average shares outstanding, diluted	41,417	42,625	41,371	43,129

For both the three and nine months ended September 29, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million because they are anti-dilutive. For the three and nine months ended October 1, 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million and 0.2 million, respectively, because they are anti-dilutive.
In addition, for the three and nine months ended September 29, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.3 million, respectively, because the related performance conditions have not been satisfied. For the three and nine months ended October 1, 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.3 million, respectively, because the related performance conditions have not been satisfied.
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
Note 6: Credit Losses
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Provisions and recoveries are included in selling, general and administrative expenses. The following table presents the activity in the trade receivables allowance for doubtful accounts for the three and nine months ended September 29, 2024 and October 1, 2023, respectively:

	2024	2023

	(In thousands)
Beginning balance at January 1	$23,114	$7,954
Current period provision	459	4,004
Recoveries collected	(6)	—
Write-offs	(96)	(3)
Fx impact	(51)	(25)
Q1 ending balance	$23,420	$11,930
Current period provision	638	4,194
Acquisitions	50	19
Recoveries collected	—	(8)
Fx impact	(44)	11
Write-offs	(5)	—
Q2 ending balance	$24,059	$16,146
Current period provision	79	4,933
Fx impact	140	(72)
Write-offs	(48)	(31)
Recoveries collected	(1)	(824)
Q3 ending balance	$24,229	$20,152

Note 7:  Inventories
The following table presents the major classes of inventories as of September 29, 2024 and December 31, 2023, respectively:

	September 29, 2024	December 31, 2023

	(In thousands)
Raw materials	$202,242	$185,233
Work-in-process	44,515	41,197
Finished goods	193,543	208,425
Gross inventories	440,300	434,855
Excess and obsolete reserves	(71,865)	(67,868)
Net inventories	$368,435	$366,987
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.9 million and $2.7 million for the three and nine months ended September 29, 2024, respectively, and $0.8 million and $2.4 million for the three and nine months ended October 1, 2023, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands)
Operating lease cost	$6,893	$5,568	$20,686	$16,500

Finance lease cost
Amortization of right-of-use asset	$188	$187	$572	$578
Interest on lease liabilities	167	75	385	232
Total finance lease cost	$355	$262	$957	$810

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,423	$4,674	$15,926	$13,964

Operating cash flows from finance leases were not material during the three and nine months ended September 29, 2024 and October 1, 2023.
Supplemental balance sheet information related to leases was as follows:

	September 29, 2024	December 31, 2023

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$132,844	$89,686

Accrued liabilities	$20,984	$18,226
Long-term operating lease liabilities	113,507	74,941
Total operating lease liabilities	$134,491	$93,167

Finance leases:
Other long-lived assets, at cost	$8,294	$6,560
Accumulated depreciation	(1,928)	(1,347)
Other long-lived assets, net	$6,366	$5,213

Accrued liabilities	$1,057	$719
Other long-term liabilities	6,692	6,084
Total finance lease liabilities	$7,749	$6,803

The increases in operating lease right-of-use assets and lease liabilities are primarily due to the recognition of a new lease that had balances of $33.8 million and $33.3 million, respectively, as of September 29, 2024.

	September 29, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	10 years	6 years
Finance leases	7 years	9 years

Weighted Average Discount Rate
Operating leases	5.9%	5.0%
Finance leases	4.6%	4.3%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending up to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of September 29, 2024, the fixed, remaining base rent payments were approximately $21 million. As of September 29, 2024 and December 31, 2023, we had a liability for expected, future payments of $9.6 million and $11.3 million, respectively. The liability is based on certain assumptions, such as receiving a level of sublease income, that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 9:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $14.7 million and $41.7 million in the three and nine months ended September 29, 2024, respectively, and $13.4 million and $38.5 million in the three and nine months ended October 1, 2023, respectively. We recognized amortization expense of $16.4 million and $42.3 million in the three and nine months ended September 29, 2024, respectively, and $11.5 million and $35.5 million in the three and nine months ended October 1, 2023, respectively.
Gain on Sale of Assets
During the three and nine months ended October 1, 2023, we sold our property in Ontario, Canada as part of a sale and leaseback transaction for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA for our Automation Solutions segment.

Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	September 29, 2024	December 31, 2023

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	502,380	497,025
3.875% Senior subordinated notes due 2028	390,740	386,575
3.375% Senior subordinated notes due 2031	334,920	331,350
Total senior subordinated notes	1,228,040	1,214,950
Less unamortized debt issuance costs	(9,075)	(10,739)
Long-term debt	$1,218,965	$1,204,211
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of September 29, 2024, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $291.4 million.
Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of September 29, 2024 is $502.4 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of September 29, 2024 is $390.7 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of September 29, 2024 is $334.9 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of September 29, 2024 was approximately $1,190.0 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,228.0 million as of September 29, 2024.

Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of September 29, 2024, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the nine months ended September 29, 2024 and October 1, 2023, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $(6.7) million and $8.8 million, respectively.
Note 12:  Income Taxes
For the three and nine months ended September 29, 2024, we recognized income tax expense of $11.1 million and $30.5 million, respectively, representing effective tax rates of 17.1% and 17.9%, respectively. For the three and nine months ended October 1, 2023, we recognized income tax expense of $14.9 million and $45.4 million, respectively, representing effective tax rates of 17.0% and 18.2%, respectively.
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
Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands)
Three Months Ended
Service cost	$797	$522	$10	$3
Interest cost	3,723	3,838	235	253
Expected return on plan assets	(4,147)	(4,038)	—	—
Amortization of prior service cost	46	45	—	—
Actuarial gains	(27)	(234)	(116)	(192)
Net periodic benefit cost	$392	$133	$129	$64

Nine Months Ended
Service cost	$2,284	$2,056	$30	$6
Interest cost	11,059	11,392	708	756
Expected return on plan assets	(12,221)	(12,476)	—	—
Amortization of prior service cost	135	132	—	—
Actuarial gains	(79)	(692)	(349)	(574)
Net periodic benefit cost	$1,178	$412	$389	$188

Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands)
Net income	$53,689	$72,327	$140,032	$204,047
Foreign currency translation adjustments, net of tax	(29,859)	21,852	(13,653)	257
Adjustments to pension and postretirement liability, net of tax	(73)	(284)	(221)	(848)
Total comprehensive income	23,757	93,895	126,158	203,456
Less: Comprehensive loss attributable to noncontrolling interests	(3)	(20)	(17)	(241)
Comprehensive income attributable to Belden	$23,760	$93,915	$126,175	$203,697
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material. The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2023	$(26,514)	$(14,765)	$(41,279)
Other comprehensive loss attributable to Belden before reclassifications	(13,653)	—	(13,653)
Amounts reclassified from accumulated other comprehensive loss	—	(221)	(221)
Net current period other comprehensive loss attributable to Belden	(13,653)	(221)	(13,874)
Balance at September 29, 2024	$(40,167)	$(14,986)	$(55,153)
The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the nine months ended September 29, 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(428)	(1)
Prior service cost	135	(1)
Total before tax	(293)
Tax expense	72
Total net of tax	$(221)
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 13).

Note 15: Share Repurchase
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During September 2024, our Board of Directors increased the authorizations under this program by $300.0 million.

During the three months ended September 29, 2024, we repurchased 0.2 million shares of our common stock for an aggregate cost of $20.1 million at an average price per share of $110.84. During the nine months ended September 29, 2024, we repurchased 0.9 million shares of our common stock for an aggregate cost of $78.0 million at an average price per share of $90.98. During the three months ended October 1, 2023, we repurchased 0.7 million shares of our common stock for an aggregate cost of $63.8 million at an average price per share of $92.46. During the nine months ended October 1, 2023, we repurchased 1.7 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $89.42.

Subsequent to September 29, 2024, we repurchased 0.3 million shares of our common stock for an aggregate cost of $37.6 million at an average price per share of $116.90. As of the date of this filing, we had $357.3 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a leading global supplier of network infrastructure and digitization solutions built around 2 global businesses - Smart Infrastructure Solutions and Automation Solutions. As Belden continues to advance forward with solutions focused on data infrastructure, we renamed our two reportable segments during the three months ended September 29, 2024 from Enterprise Solutions and Industrial Automation Solutions to Smart Infrastructure Solutions and Automation Solutions, respectively. The composition of the segments did not change as a result of these name changes. Our mission is to build the foundation for a digital world that makes the digital journey simpler, smarter and secure.
Belden is moving beyond connectivity, from what we make to what we make possible through a performance-driven portfolio, forward-thinking expertise and purpose-built solutions. We are aligned with attractive secular growth markets, positioned to provide comprehensive solutions that drive customer outcomes, focused on new product innovation and technology leadership, and committed to sustainable ESG practices. Our current business goals are to:
•Achieve mid-single-digit annual revenue growth;
•Deliver incremental Adjusted EBITDA margins between 25% to 30%;
•Generate free cash flow margin approaching 10%;
•Execute a disciplined capital allocation strategy while maintaining net leverage around 1.5x; and
•Drive Adjusted EPS to at least $8.00 by 2025 with annual growth of 10% to 12% thereafter.

Trends and Events
The following trends and events during 2024 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 41% of our consolidated revenues during the quarter ended September 29, 2024 were to customers outside of the U.S.
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

Voleatech GmbH Acquisition
On September 16, 2024, we acquired Voleatech for €5.0 million ($5.6 million), net of cash acquired. The acquisition includes a potential earn-out up to €3.0 million based upon certain targets over three years, which will be accounted for as compensation cost. Voleatech, based in Germany, is known for their VT AIR Next Gen Firewall and expands Belden's Firewall product portfolio and overall planning of security in OT networking. Voleatech is reported within the Automation Solutions segment. See Note 3.
Precision Optical Technologies Acquisition
On June 30, 2024, we acquired Precision for $289.6 million, net of cash acquired. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Enterprise Solutions segment. See Note 3.
Share Repurchase Program
During the three months ended September 29, 2024, we repurchased 0.2 million shares of our common stock for an aggregate cost of $20.1 million at an average price per share of $110.84. During the nine months ended September 29, 2024, we repurchased 0.9 million shares of our common stock for an aggregate cost of $78.0 million at an average price per share of $90.98. See Note 15.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended September 29, 2024:
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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023

	(In thousands, except percentages)
Revenues	$654,926	$626,807	4.5%	$1,794,937	$1,960,841	(8.5)%
Gross profit	244,004	241,168	1.2%	672,406	748,601	(10.2)%
Selling, general and administrative expenses	(126,976)	(118,079)	7.5%	(357,241)	(366,288)	(2.5)%
Research and development expenses	(27,941)	(30,190)	(7.4)%	(83,397)	(90,544)	(7.9)%
Amortization of intangibles	(13,738)	(9,526)	44.2%	(34,487)	(30,262)	14.0%
Gain on sale of assets	—	12,056	(100.0)%	—	12,056	(100.0)%
Operating income	75,349	95,429	(21.0)%	197,281	273,563	(27.9)%
Interest expense, net	(10,855)	(8,580)	26.5%	(27,454)	(25,593)	7.3%
Non-operating pension benefit	286	328	(12.8)%	747	1,462	(48.9)%
Income before taxes	64,780	87,177	(25.7)%	170,574	249,432	(31.6)%
Revenues increased $28.1 million and decreased $165.9 million in the three and nine months ended September 29, 2024, respectively, from the comparable periods of 2023 due to the following factors:
•Acquisitions contributed $34.5 million and $42.1 million in revenues, respectively.
•Copper pass-through pricing had an $10.2 million and $17.1 million favorable impact on revenues, respectively.
•Lower sales volume resulted in a $15.2 million and $218.9 million decline in revenues, respectively.
•Currency translation had a $1.4 million and $5.8 million unfavorable impact on revenues, respectively.
•Divestitures had a $0.0 million and $0.4 million unfavorable impact on revenues, respectively.

Gross profit increased $2.8 million and decreased $76.2 million in the three and nine months ended September 29, 2024, respectively, from the comparable periods of 2023 primarily due to the changes in revenues discussed above.

Selling, general and administrative expenses increased $8.9 million and decreased $9.0 million in the three and nine months ended September 29, 2024, respectively, from the comparable periods of 2023. The increase in the three months ended September 29, 2024 was primarily attributable to expenses from the operations of companies acquired in 2024. The decrease in the nine months ended September 29, 2024 was primarily attributable to the benefits realized from our productivity initiatives.
Research and development expenses decreased $2.2 million and $7.1 million in the three and nine months ended September 29, 2024, respectively, from the comparable periods of 2023 primarily due to the timing of projects.
Amortization of intangibles increased $4.2 million in both the three and nine months ended September 29, 2024 from the comparable periods of 2023 primarily due to acquisitions.
The $12.1 million pre-tax gain on sale of assets during the three and nine months ended October 1, 2023 represents the gain on certain real estate sold in Canada for $13.8 million. See Note 9.
Operating income decreased $20.1 million and $76.3 million in the three and nine months ended September 29, 2024, respectively, from the comparable periods of 2023 primarily due to the fluctuations in revenues; selling, general and administrative expenses; and the pre-tax gain on sale of assets discussed above.
Net interest expense increased $2.3 million and $1.9 million in the three and nine months ended September 29, 2024, respectively, from the comparable periods of 2023 due to fluctuations in interest income and foreign currency translation.
Income before taxes decreased $22.4 million and $78.9 million in the three and nine months ended September 29, 2024, respectively, from the comparable periods of 2023 primarily due to the changes in operating income discussed above.

Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023

	(In thousands, except percentages)
Income before taxes	$64,780	$87,177	(25.7)%	$170,574	$249,432	(31.6)%
Income tax expense	11,091	14,850	(25.3)%	30,542	45,385	(32.7)%
Effective tax rate	17.1%	17.0%		17.9%	18.2%
For the three and nine months ended September 29, 2024, we recognized income tax expense of $11.1 million and $30.5 million representing effective tax rates of 17.1% and 17.9%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. See Note 12.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023

	(In thousands, except percentages)
Revenues	$654,926	$626,807	4.5%	$1,794,937	$1,960,841	(8.5)%
Adjusted EBITDA	112,530	115,202	(2.3)%	296,692	349,832	(15.2)%
as a percent of revenues	17.2%	18.4%		16.5%	17.8%

Adjusted EBITDA decreased $2.7 million in the three months ended September 29, 2024 from the comparable period of 2023 primarily due to an increase in incentive compensation, partially offset by earnings from acquisitions and benefits realized from our productivity improvement initiatives. Adjusted EBITDA decreased $53.1 million in the nine months ended September 29, 2024 from the comparable period of 2023 primarily due to the decline in revenues as discussed above, partially offset by favorable mix and benefits realized from our productivity improvement initiatives.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(In thousands, except percentages)
Revenues	$654,926	$626,807	$1,794,937	$1,960,841

GAAP net income	$53,689	$72,327	$140,032	$204,047
Depreciation expense	14,655	13,442	41,697	38,478
Amortization of intangible assets	13,738	9,526	34,487	30,262
Income tax expense	11,091	14,850	30,542	45,385
Interest expense, net	10,855	8,580	27,454	25,593
Severance, restructuring, and acquisition integration costs (1)	5,263	6,075	13,468	11,846
Amortization of software development intangible assets	2,678	1,963	7,855	5,235
Adjustments related to acquisitions and divestitures (2)	561	495	1,157	1,042
Gain on sale of assets	—	(12,056)	—	(12,056)
Adjusted EBITDA	$112,530	$115,202	$296,692	$349,832

GAAP net income margin	8.2%	11.5%	7.8%	10.4%
Adjusted EBITDA margin	17.2%	18.4%	16.5%	17.8%
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.
Smart Infrastructure Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023

	(In thousands, except percentages)
Segment Revenues	$319,647	$283,905	12.6%	$824,209	$871,777	(5.5)%
Segment EBITDA	40,447	37,693	7.3%	97,691	118,854	(17.8)%
as a percent of segment revenues	12.7%	13.3%		11.9%	13.6%
Smart Infrastructure Solutions revenues increased $35.7 million and decreased $47.6 million in the three and nine months ended September 29, 2024 from the comparable periods of 2023. The increase in revenues in the three months ended September 29, 2024 was primarily due to acquisitions, higher copper pass-through pricing, and favorable currency translation of $34.4 million, $4.4 million, and $0.3 million, respectively, partially offset by decreases in volume of $3.4 million. The decrease in revenues in the nine months ended September 29, 2024 was primarily due to decreases in volume and unfavorable currency translation of $95.4 million and $0.7 million, respectively, partially offset by acquisitions and higher copper pass-through pricing of $41.8 million and $6.7 million, respectively.
Smart Infrastructure Solutions EBITDA increased $2.8 million in the three months ended September 29, 2024 from the comparable period of 2023 primarily due to the the increase in revenues discussed above, partially offset by an increase in incentive compensation. Smart Infrastructure Solutions EBITDA decreased $21.2 million in the nine months ended September 29, 2024 from the comparable period of 2023 primarily due to the decline in revenues discussed above, partially offset by benefits realized from our productivity improvement initiatives.

Automation Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023

	(In thousands, except percentages)
Segment Revenues	$335,279	$342,902	(2.2)%	$970,728	$1,089,064	(10.9)%
Segment EBITDA	71,819	77,244	(7.0)%	198,301	229,662	(13.7)%
as a percent of segment revenues	21.4%	22.5%		20.4%	21.1%
Automation Solutions revenues decreased $7.6 million and $118.3 million in the three and nine months ended September 29, 2024 from the comparable periods of 2023. The decrease in revenues in the three months ended September 29, 2024 was primarily due to decreases in volume and unfavorable currency translation of $11.8 million and $1.7 million, respectively, partially offset by higher copper pass-through pricing and acquisitions of $5.8 million and $0.1 million, respectively. The decrease in revenues in the nine months ended September 29, 2024 was primarily due to decreases in volume, unfavorable currency translation, and divestitures of $123.4 million, $5.1 million, and $0.4 million, respectively, partially offset by higher copper pass-through pricing and acquisitions of $10.4 million and $0.2 million, respectively.
Automation Solutions EBITDA decreased $5.4 million and $31.4 million in the three and nine months ended September 29, 2024 from the comparable periods of 2023 primarily as a result of the decrease in revenues discussed above, partially offset by benefits realized from our productivity improvement initiatives.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 29, 2024	October 1, 2023

	(In thousands)
Net cash provided by (used for):
Operating activities	$177,357	$159,993
Investing activities	(366,244)	(145,497)
Financing activities	(84,815)	(167,403)
Effects of currency exchange rate changes on cash and cash equivalents	(360)	(3,798)
Decrease in cash and cash equivalents	(274,062)	(156,705)
Cash and cash equivalents, beginning of period	597,044	687,676
Cash and cash equivalents, end of period	$322,982	$530,971

Net cash provided by operating activities totaled $177.4 million in the nine months ended September 29, 2024 compared to $160.0 million in the year ago period. Despite a decrease in net income, operating cash flows increased $17.4 million compared to the prior year due to a $52.0 million improvement in operating assets and liabilities that was primarily driven by favorable changes in receivables. During the first nine months of 2023, receivables were a use of cash of $48.9 million compared to a source of cash of $3.2 million in 2024.

Net cash used for investing activities totaled $366.2 million for the nine months ended September 29, 2024 compared to $145.5 million in the year ago period. Investing activities for the nine months ended September 29, 2024 included $295.6 million primarily for the acquisitions of Precision and Voleatech, capital expenditures of $70.8 million, and asset sales of $0.1 million. Investing activities for the nine months ended October 1, 2023 included $106.7 million primarily for the acquisitions of Sichert and Cloudrail, capital expenditures of $61.9 million, proceeds from asset sales of $13.8 million, and $9.3 million received from escrow for the disposal of a business.
Net cash used for financing activities totaled $84.8 million for the nine months ended September 29, 2024 compared to $167.4 million in the year ago period. Financing activities for the nine months ended September 29, 2024 included payments under our share repurchase program of $77.9 million, payments related to share based compensation activities of $8.9 million, cash dividend payments of $6.2 million, financing lease payments of $0.7 million, and proceeds from the issuance of common stock of $8.9 million. Financing activities for the nine months ended October 1, 2023 included payments under our share repurchase program of $150.0 million, payments related to share based compensation activities of $17.3 million, cash dividend payments of $6.4 million, financing lease payments of $0.3 million, and proceeds from the issuance of common stock of $6.6 million.
Our cash and cash equivalents balance was $323.0 million as of September 29, 2024. Of the total cash balance, $200.5 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of September 29, 2024 consisted of $1,228.0 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 29, 2024.

	Principal Amount by Expected Maturity			Fair
	2024	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$502,380	$502,380	$486,681
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$390,740	$390,740	$386,833
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$334,920	$334,920	$316,499
Average interest rate		3.375%
Total			$1,228,040	$1,190,013
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended September 29, 2024 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at June 30, 2024				$115,000
July 1, 2024 through August 4, 2024	—	$—	—	115,000
August 5, 2024 through September 1, 2024	—	—	—	115,000
September 2, 2024 through September 29, 2024	181	110.84	181	394,911
Total	181	$110.84	181	$394,911

(1) We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During September 2024, our Board of Directors increased the authorizations under this program by $300.0 million. During the three months ended September 29, 2024, we repurchased 0.2 million shares of our common stock for an aggregate cost of $20.1 million at an average price per share of $110.84. Subsequent to September 29, 2024, we repurchased 0.3 million shares of our common stock for an aggregate cost of $37.6 million at an average price per share of $116.90. As of the date of this filing, we had $357.3 million of authorizations remaining under the program. See Note 15.
Item 5:      Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 29, 2024.

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

BELDEN INC.

Date:	October 31, 2024	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	October 31, 2024	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	October 31, 2024	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer