Form 10-K
period 2024-12-31
BELDEN INC.
filed 2025-02-13
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes  ☐   No   ☑.
At June 30, 2024, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $2,940,349,913 based on the closing price ($93.80) of such stock on such date.
As of February 5, 2025, there were 40,269,390 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2024 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Part I
Item 1. Business
General
Belden Inc. (the Company, us, we, or our) is a leading global supplier of complete connection solutions that unlock untold possibilities for our customers, their customers and the world. We advance ideas and technologies that enable a safer, smarter and more prosperous future. Throughout our 120-plus year history we have evolved as a company, but making connections remains our purpose. Our business is organized around two global businesses, Smart Infrastructure Solutions and Automation Solutions, both of which benefit from favorable secular trends which we expect to drive future growth. Each business represents a reportable segment. Financial information about our segments appears in Note 6 to the Consolidated Financial Statements. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers (OEMs). Belden Inc. is a Delaware corporation incorporated in 1988, but the Company’s roots date back to its founding by Joseph Belden in 1902.
As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.
Strategy and Business Model
Our purpose is to make connections. Within Smart Infrastructure Solutions, our Smart Buildings products offer in-building wired and wireless infrastructures, fiber technology innovation, and design collaboration and customization to connect people with facilities through innovative solutions for enhanced human engagement, productivity, and security. Also within Smart Infrastructure Solutions, our Broadband Solutions products offer a broad portfolio of end-to-end solutions, industry-leading innovation and technology, and worldwide technical service and support to enable a connected, digital world through broadband and wireless innovation. Within Automation Solutions, we are uniquely positioned to support digital transformation by providing end-to-end digitization infrastructure focused on robust network infrastructure, secure remote access, accelerated convergence of information technology systems with operational technology (IT/OT), and edge and data analytics.

Segments
We operate our business under two segments – Smart Infrastructure Solutions and Automation Solutions. As Belden continues to advance forward with solutions focused on data infrastructure, we renamed our two reportable segments during 2024 from Enterprise Solutions and Industrial Automation Solutions to Smart Infrastructure Solutions and Automation Solutions, respectively. The composition of the segments did not change as a result of these name changes. A synopsis of the segments is included below:
Smart Infrastructure Solutions

The Smart Infrastructure Solutions segment is a leading provider in network infrastructure and broadband solutions, as well as cabling and connectivity solutions for commercial audio/video and security applications. Our priority vertical markets for our Smart Buildings Solutions include data centers, government, healthcare, and hospitality. We also serve customers in markets such as commercial real estate, education, financial institutions, stadiums and venues, and military installations. Our Broadband Solutions primarily serve broadband and wireless service providers. Smart Infrastructure Solutions product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, interconnect panels, racks and enclosures, and secure, high performance signal extension and matrix switching systems.

Smart Infrastructure Solutions provides true end-to-end fiber and copper network systems, which are used in applications such as local area networks, data centers, access control, 5G, Fiber to the Home and building automation. Our high-performance solutions support all networking protocols up to and including 100G+ Ethernet technologies. Our innovative products can deliver data in addition to power over Ethernet, which meets the higher performance requirements driven by the increasing number of connections in smart buildings. Smart Infrastructure Solutions products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The product portfolio is designed to support Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers.

Automation Solutions
The Automation Solutions segment at Belden provides network infrastructure and digitization solutions to enable our customers to make data-based business decisions. We accelerate digital transformation by providing complete connection solutions that encompass the four aspects of data handling including acquisition, transmission, orchestration and management. Our primary markets include discrete automation, process automation, energy, and mass transit. Our automation products are sold directly to industrial equipment OEMs and through a network of distributors, value-added resellers and system integrators for broader reach.

We help customers increase uptime and ensure network data availability, integrity and confidentiality. We understand the operational, quality, safety and innovation demands of our customers and empower them to succeed by making the most of real-time operational technology data. Our automation solution capabilities span networking, connectivity, and network security to design industrial networks and securely transmit data. Our global team of engineers and consultants at our Customer Innovation Centers work directly with customers to understand operational issues, anticipate what successful outcomes require and solve unique networking needs. See Note 6 to the Consolidated Financial Statements for additional information regarding our segments.
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
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, in September 2024, we acquired Voleatech GmbH (Voleatech) which is known for its VT AIR Next Gen Firewall and will expand Belden's Firewall product portfolio and overall planning of security in OT networking. In June 2024, we acquired Precision Optical Technologies (Precision), a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. In August 2023, we acquired CloudRail GmbH (CloudRail), which specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. In April 2023, we acquired Berthold Sichert GmbH (Sichert), which designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. In April 2022, we acquired Communication Associates, Inc. (CAI), a leading designer and manufacturer of various plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. In March 2022, we acquired NetModule AG (NetModule), a leading provider of reliable, fast, and secure wireless network infrastructures, with advanced capabilities in 5G and WiFi6 technologies used in a variety of mission critical industries, but most notably, the mass transit and intelligent traffic systems within the transportation vertical. In January 2022, we acquired macmon secure GmbH (Macmon), a leading provider of products and services that secure network infrastructures in a variety of mission critical industries. The results of Precision, Sichert, and CAI have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Smart Infrastructure Solutions segment. The results of Voleatech, CloudRail, NetModule, and Macmon have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Automation Solutions segment. For more information regarding our most recent transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. For the year ended December 31, 2024, sales to our largest distributor represented approximately 14% of our consolidated revenues. No other customer accounted for more than 10% of our revenues in 2024.
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

International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Canada, China, India, Mexico, and Tunisia, as well as various countries in Europe. During 2024, approximately 43% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs. Financial information for Belden by country is shown in Note 6 to the Consolidated Financial Statements.
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
Research and Development
We conduct research and development (R&D) on an ongoing basis, including new and existing hardware and software product development, testing and analysis, and process and equipment development and testing. See the Consolidated Statements of Operations for amounts incurred for research and development. Many of the markets we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. Our markets are also subject to increasing requirements for mobility, information security, and transmission reliability. We believe that our future success will depend in part upon our ability to enhance existing products and to develop, manufacture and deliver new products that meet or anticipate such changes in our served markets.

In our Automation Solutions segment, customers are rapidly adopting new technologies that enable digital transformations. This includes deploying Industry 4.0 to increase visibility of their digitized assets and adopting Artificial Intelligence (AI) to increase analytics and autonomous decision-making in their systems. Digital transformations require users to refine workflows by collecting data from disparate sources, transmitting it to points of consolidation and decision making, and converting it to standard formats. This overall process can be referred to as "digitization" and a key part of our research and development is focused on supporting these customer journeys with technology that adds value at multiple steps in the digitization process, during data acquisition, data transmission, and data orchestration and management. Our research and development enables customized enhanced solutions to support customers' innovative methods surrounding the collection, analysis, and transmission of data.

There is a growing trend toward adoption of Industrial Ethernet technology, which enhances the ability to connect and integrate devices made by different manufacturers. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the trend will globalize.

Smart Infrastructure Solutions R&D efforts are aligned to the secular trends in our markets for increased communication at faster speeds of transmission. This phenomenon is visible across all of our markets. We continue to invest in R&D to support the continuing growth in capacity and bandwidth between the data center and the consumer to enhance their experience in their living, working and recreational interactions.

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

The ability to integrate across the multitude of applications within service providers and on-premise networks requires a deep understanding of the unique challenges posed by heavier and faster transmission of data. Common across the Smart Infrastructure Solutions segment, our R&D efforts are focused on ensuring continuously evolving solutions, be it copper and coax cable or fiber optic cable and connectivity as it becomes more pervasive across all networks including wireless. We anticipate the need to develop the ability to customize networks in the various systems in close collaboration with our partners to advise our mutual end customers.

Our research and development has a strong focus on improving the performance of fiber optic technology, making it easier to handle and install and more robust for technicians and end users, leading to networks that can be deployed more quickly, with higher performance and reliability. Even with the explosive growth in fiber, connections to the end devices that consumers utilize to live, work and play, be it wireless access points or the internet of things (IoT) devices, are still going to strongly benefit from the remaining advantages of copper-based connectivity, with a heavy focus on powering the ever-increasing collection of data consuming and generating devices connected to our increasingly digitized world. Building automation and the rapid rise of IoT has catalyzed the need to add more devices on the network. This in turn necessitates the distribution of power across the network. There will be a need for solutions offering power to these distributed devices and the Smart Infrastructure Solutions segment continues to innovate in this area in preparation for a world with a need to upgrade legacy systems.
Patents and Trademarks
We have a practice of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. We consider our patents and trademarks to be valuable assets. Our most prominent trademarks are: Belden®, Alpha Wire™, Hirschmann®, Lumberg Automation™, OTN Systems™, PPC®, ProSoft Technology®, Thinklogical®, and West Penn Wire™.
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

	2024	2023	2022
Copper spot prices per pound
High	$5.12	$4.27	$4.93
Low	3.69	3.54	3.21
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
Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. As of December 31, 2024 and 2023, our backlog was $509.7 million and $539.6 million, respectively. Almost all of the backlog at December 31, 2024 is scheduled to ship in 2025.

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

Sustainability at Belden
At Belden, we have built a company and culture that is unique in our industry. Through our people and our strong commitment to our values, we continually strive to serve the needs of our customers and improve the communities where we live and work. We have a responsibility to make a positive, meaningful impact on the world around us, which is why our commitment to sustainability is so important. We are committed to leaving the world better than we found it. We are dedicated to continuously improving our global impact through visible and measurable progress.

Our sustainability strategy is overseen by our Board of Directors through the Nominating and Corporate Governance Committee. Under the leadership of our Senior Vice President-Legal, General Counsel and Corporate Secretary, our sustainability Steering Committee is responsible for implementation of our strategy and comprises cross-functional members of the organization. This Committee meets regularly to discuss strategy and progress towards our goals. Additionally, the committee reports to our Board on a quarterly basis and regularly brings forth sustainability matters to be discussed at the Senior Leadership Team (SLT) level, with our CEO overseeing the incorporation of our strategy and goals throughout our business.

Since 2022, Belden has been a participant of the UN Global Compact (UNGC) and committed to the United Nation’s Caring for Climate Pledge. The UNGC is the world’s largest corporate sustainability initiative, comprised of over 20,000 companies across 160 countries. The UNGC embraces principles on human rights, labor, the environment, and anti-corruption, all of which we hope to support and advance to create a better tomorrow. Belden also joined the Responsible Business Alliance in the pursuit of creating an ethical and sustainable supply chain with other industry partners by advancing the environmentally responsible procurement of materials and a workforce free of forced labor and ethical injustices.

Our sustainability goals span each pillar of our framework with a target completion date of 2025 are as follows:
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

Social
•As a first step towards our vision of an inclusive workplace, we will deliver unconscious bias training to 100% of the Belden team worldwide.
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

As we progress towards our goals highlighted above, we build on existing initiatives and explore new technologies to reduce our greenhouse gas (GHG) emissions, waste sent to landfill, and water consumption. Energy conservation and solar generation projects have been identified and are being implemented. Thus far, we have seen a decrease in Scope 1 and 2 absolute emissions and Scope 1 and 2 GHG intensity. Our onsite green energy initiative has allowed us to reduce the consumption of GHG intensive grid-supplied electricity through on-site solar installation and procurement of verified off-site green electricity. At Belden, we have increased our use of reusable materials to include a focus on expanding the use of biodegradable materials by launching a global reusable cardboard packaging program to reduce plastic use from drop cable. We are evaluating our product carbon footprints as part of our Scope 3 analysis and are determining how our products and solutions can help our customers solve their climate related challenges. For more information on our approach to ESG, visit https://www.belden.com/resources/sustainability.
Human Capital Resources
Our employees’ well-being is directly associated with our success. We are striving to make Belden a great place to work for all associates. Priority areas for our Human Capital Management strategy are our workplace culture, Employee Growth and Development, and Employee Well-Being and Engagement.
As of December 31, 2024, our global team members totaled approximately 7,500 employees of which 26% are in the United States, 4% in Canada, 12% in China, 7% in India, 22% in Mexico, and 29% in the EMEA region. Women represent 37% of our workforce, 25% of the senior management, and 44% of our Board of Directors. Individuals of ethnically diverse backgrounds make up 27% of our U.S. workforce and 30% of our Board of Directors.
Workplace Culture
At Belden, we are dedicated to creating a workplace culture for our employees that allows them to thrive. This includes providing a work environment where all employees can Belong. Believe. Be You. We do this through our Belden Values, which guide how we operate each and every day. Additionally, we support our Employee Resource Groups (ERGs) focused on women, young professionals, and diverse abilities. Our ERGs provide support for our employees around 4 pillars: Learning and Development, Professional Networking, Community Engagement, and Business Solutions.
Employee Growth and Development
We believe in the potential of our employees and the importance of providing career development opportunities within our Company for those who wish to learn and grow with us. We invest in talent by promoting based on merit, with 86% of our top 170 positions being filled with people that have been promoted from within. Moreover, our Early Career Leadership Program, allows for us to recruit and retain high-caliber candidates at an early stage. In 2024, we had 25 graduates of Launch globally. Additionally, we extend offers to high performing interns from our formal internship program to join Launch.
Employee Well-Being and Engagement
To ensure we are working towards the betterment of our employees’ well-being, we conduct an annual employee engagement survey via Great Place to Work, for which we saw a 78% participation rate in 2024. Voluntary turnover of management and professional staff remained low at 5% while the overall company Lost Time Incident Rate (LTIR) and Total Recordable Incident Rate (TRIR) were 0.21 and 0.45, respectively.
The Be Well program that formally launched in the United States now encompasses our entire operational footprint to support our workforce’s physical, emotional, social, and financial well-being with 60% of our workforce participating. Once again, we are recognized as a Great Place to Work® in various global locations, including Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Hungary, India, Italy, Mexico, Netherlands, Singapore, Spain, Tunisia, United Arab Emirates, United Kingdom, and United States – a testament of Belden’s commitment to our employees.
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

Information about our Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 13, 2025. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
Ashish Chand	50	President and Chief Executive Officer
Brian Anderson	50	Senior Vice President, Legal, General Counsel and Corporate Secretary
Brian Lieser	59	Executive Vice President, Automation Solutions
Hiran Bhadra	51	Senior Vice President, Strategy and Technology
Jeremy Parks	49	Senior Vice President, Finance, and Chief Financial Officer
Leah Tate	48	Senior Vice President, Human Resources
Jay Wirts	54	Executive Vice President, Smart Infrastructure Solutions
Doug Zink	49	Vice President and Chief Accounting Officer

Ashish Chand was appointed President and Chief Executive Officer in February 2023. Dr. Chand joined Belden in 2002, and most recently served as the Company's Executive Vice President of Automation Solutions since July 2019, and Managing Director of Belden Asia Pacific from August 2017. Over the course of his tenure with Belden, he has held roles across several functions, including sales and marketing and operations in both Asia and North America. Dr. Chand has played a pivotal role in developing and executing Belden's long-term growth agenda, solutions and product strategy, and go-to-market efforts. He made key contributions towards establishing and growing Belden throughout the Asia Pacific region, including setting up manufacturing in China and India. Dr. Chand holds a BA in Economics from Loyola College, Chennai, India, an MBA from XLRI Jamshedpur, India, and a Doctorate of Business Administration from the City University of Hong Kong.

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

Hiran Bhadra was appointed Senior Vice President, Strategy and Technology in May 2024. Prior to that, he served as Senior Vice President, Strategy from the time he joined Belden in 2022. Prior to joining Belden, Mr. Bhadra worked as a management consultant in leadership positions at Accenture and KPMG. Mr. Bhadra holds a B.Tech. in Electrical & Electronics Engineering from Indian Institute of Technology, Madras, India, and an MBA from XLRI Jamshedpur, India.

Brian Lieser was appointed Executive Vice President, Automation Solutions in February 2023. Prior to that, he served as Vice President of Global Products of Automation Solutions where he was responsible for product strategy, roadmap, and development as well as domestic and international growth, particularly within Asia and Europe. Mr. Lieser joined the Company in 2009 and has assumed positions of increasing responsibility primarily within the Automation Solutions segment. Previously, Mr. Lieser held positions at Rockwell Automation, Rosemount, and MTS Systems. Mr. Lieser holds a Bachelor of Science in Aerospace Engineering from the University of Minnesota and an MBA in Marketing from the University of St. Thomas.

Jeremy Parks was appointed Senior Vice President, Finance, and Chief Financial Officer in February 2021. Prior to re-joining Belden in 2021, Mr. Parks worked as the Chief Financial Officer of International Wire Corp. From 2008 through August of 2020, Mr. Parks worked for the Company in various financial roles, most recently as Vice President of Finance of the Company’s Automation Solutions segment. Mr. Parks has a B.A. and M.A. in economics from State University of New York – Buffalo, and an M.B.A from Xavier University.

Leah Tate was appointed Senior Vice President, Human Resources in March 2022. Prior to that, she served as the Vice President, Human Resources for the Company’s Automation platform as well as in other roles in the human resources organization. Prior to joining Belden, Ms. Tate held human resource roles in the Pulte Group and Ingersoll Rand. Ms. Tate holds a Bachelor of Science degree in Management and a Master of Science degree in Human Resource Management from Purdue University.

Jay Wirts was appointed Executive Vice President, Smart Infrastructure Solutions in June 2023. Prior to that, he served as President, Smart Buildings and has served in other leadership roles since joining Belden in 2018. Prior to Belden, Mr. Wirts served in various roles in Emerson and Vertiv following more than six years in the U.S. Marine Corps. He has a bachelor’s degree in History from Colgate University and an MBA from Northwestern University.

Doug Zink was appointed Vice President and Chief Accounting Officer in September 2013. Prior to that, he has served as the Company’s Vice President, Internal Audit; Corporate Controller; and Director of Financial Reporting, after joining Belden in May 2007. Prior to joining the Company, he was a Financial Reporting Manager at TLC Vision Corporation, an eye care service company, from 2004 to 2007, and has five years of experience in public accounting with KPMG LLP and Arthur Andersen LLP. He holds Bachelor’s and Master’s Degrees in Accounting from Texas Christian University and is a Certified Public Accountant.
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

Business and Operational Risks
Volatility in global trade policies and practices could have direct and indirect impacts on our business.
In February 2025, the United States government issued orders increasing tariffs on imports from certain countries, including Canada, China and Mexico on certain products, including steel and aluminum, and has discussed increasing tariffs globally, which is likely to lead to reciprocal tariffs on U.S. exports to those countries. Implementation of orders related to Canada and Mexico was initially deferred until March 2025. Because not all goods can be sourced in all countries, global companies like Belden will experience increased costs in their supply chains that may lead to reduced margins or increased prices. These increased costs and the uncertainty during transition periods could lead to changes in buying behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability.
Cyber security incidents have and could in the future interfere with our business and operations.
Computer hacking, malware, phishing, and spamming attacks against online networking platforms have become more prevalent. Though it is difficult to determine what, if any, harm may directly result from any specific attack or interruption, such events could also be expensive to remedy, harm our reputation or brands, and/or lead users to lose trust and confidence in our business. We, and others on our behalf, also have possession of “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. Based upon a past incident, we have implemented safeguards to protect the privacy of PII as it is possible that hackers or others might obtain this information. We may be subject to potentially costly remedial actions, fines, penalties, lawsuits, and reputational damage in the event of a future incident.

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

Approximately 43% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, the British pound and Indian rupee. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.

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

Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect the Company’s financial condition and operating results. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. Restrictions on the free movement of goods, like tariffs or sanctions regimes, or health crises, such as a pandemic, could impact the regular availability or cost of important components. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Similarly, if the Company’s customers experience production challenges due to the inability to obtain certain components, this may negatively impact the customers’ ordering patterns from the Company.

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
We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor accounted for approximately 14% of our revenue in 2024 and our top eight distributors accounted for a total of 33% of our revenue in 2024. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

Consolidation of our distributors could adversely impact our revenues and earnings. It could also result in consolidation of distributor inventory, which would temporarily decrease our revenues. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our distributors and other customers, which could adversely affect our results of operations.

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
Extreme weather events and other climate-related catastrophes could impact our locations, our people and our performance.
An increased incidence in catastrophic events, including, but not limited to, hurricanes, tornadoes, flooding, drought and wildfires, increases the probability that our physical locations or communities in which we employ our people will be impacted. In addition to direct physical damages, such events can lead to supply chain disruptions and increased costs of doing business, including costs to retrofit existing facilities to comply with green building standards and increased property and casualty insurance premiums. These negative consequences could have a negative impact on our employee safety and our financial performance.

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
Like most multinational companies, we have supply chains and sales channels that extend beyond national borders. Purchasing and production decisions in some cases are largely influenced by the trade agreements and the tax and tariff structures in place. Disruption in those structures can create significant market uncertainty. While the impact of the U.S. and Chinese tariff actions prior to 2025 have not been material to us, unanticipated complications in the free movement of goods in North America or Europe, an escalation of tariff activity anywhere in the world, or changes to existing free trade agreements, especially the United States-Mexico-Canada Agreement (USMCA), could materially impact our financial results. In addition to the potential direct impacts of free trade restrictions, longer term macroeconomic consequences could result, including slower growth, inflation, higher interest rates and unfavorable impacts to currency exchange rates. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Governmental tax authorities are increasingly scrutinizing the tax positions of companies. The U.S. federal and state governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively implementing changes to existing tax laws, including a global minimum tax. As changes to tax laws become effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes.

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
As a response to growing customer, investor, employee, governmental, and other stakeholder interest in our sustainability practices, we have increased reporting of our sustainability programs and performance and have established and announced our aspirational goals or targets, including those regarding greenhouse gas emissions and other factors. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. Such risks include, among others, the availability and adoption of new or additional technologies that reduce carbon or eliminate energy sources on a commercially reasonable basis, competing and evolving economic, policy and regulatory factors, the availability of qualified candidates in our labor markets and our ability to recruit and retain key talent, and customer engagement in our goals. There may be times where actual outcomes vary from those aimed for or expected and sometimes challenges may delay or block progress. As a result, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for ESG matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. A failure or perceived failure to meet our aspirational goals or targets within the timelines we announce, or at all, or a failure or perceived failure to meet evolving stakeholders expectations and standards, could damage our reputation, adversely affect employee retention or engagement or support from our various stakeholders and could subject us to government enforcement actions or penalties and private litigation. Such outcomes could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
Cybersecurity risk oversight and management is a top priority for the Company and the Board of Directors. The Company offers a broad portfolio of cybersecurity solutions to its customers, and an understanding of cybersecurity risks is critical to both the Company internally and to our customers and business partners. The Company identifies, assesses, and manages cybersecurity risk as part of both the enterprise cybersecurity program and the enterprise risk management program. The Company’s expertise, dedicated resources and proven technology in cybersecurity management are evident in the Company’s enterprise cybersecurity program. The Company’s Cybersecurity Committee (described below) is a subcommittee of and reports to the Audit Committee, which oversees the enterprise risk management program.

The Company has adopted processes and procedures for incident detection, containment and response, which are provided through a variety of resources, including:
•24/7 Security Operations Center,
•advanced endpoint detection and response,
•user behavior analytics,
•vulnerability identification and patching,
•email threat prevention,
•data loss prevention,
•identity and privileged access management, and
•ongoing phishing training and testing.

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

Impact of Cybersecurity Risks on Strategy and Results
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and the Company believes that they are not reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. The Company determined the impact of a past incident was not material, but enhanced its cybersecurity controls and processes in response to the incident. The Company has taken reasonable measures to protect against future compromise, and believes these measures will protect against material adverse impact, including its business strategy, results of operations or financial condition.

Cybersecurity Governance
In 2018, in recognition of the unique nature of cybersecurity threats and the desire to apply focused oversight of cybersecurity risk, the Company’s Board of Directors formed a Cybersecurity Subcommittee (the “Subcommittee”) providing oversight of the Company’s cybersecurity posture and reporting to the Board’s Audit Committee. The Subcommittee consists of three independent directors with experience and/or expertise in cybersecurity management and oversight. The Subcommittee meets regularly on at least a quarterly basis. The Subcommittee has full access to management and consultants engaged by management and receives regular reporting directly from the Company’s chief information officer, head of cybersecurity, internal audit and the legal function, as well as third-party assessments of the Company’s cybersecurity processes and posture. In addition, the full Board of Directors receives a report on cybersecurity annually, or as necessary.

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

Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2025 through 2039. The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2024.

	Smart Infrastructure Solutions	Automation Solutions	Both Segments	Total
Belgium	—	1	—	1
Canada	—	1	—	1
China	1	—	1	2
Czech Republic	—	1	—	1
Denmark	2	—	—	2
Germany	1	1	—	2
Hungary	—	—	1	1
India	1	—	1	2
Italy	—	—	1	1
Mexico	—	—	3	3
Netherlands	—	—	1	1
Poland	1	—	—	1
Tunisia	1	—	—	1
United Kingdom	1	—	—	1
United States	6	2	2	10
Total	14	6	10	30

In addition to the manufacturing and other operating facilities summarized above, our business operations also utilize approximately 9 warehouses worldwide. As of December 31, 2024, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 5, 2025, there were 190 record holders of common stock of Belden Inc.
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities and does not have an expiration date. During 2024, our Board of Directors increased the authorizations under this program by $300.0 million. During 2024, we repurchased 1.3 million shares of our common stock for an aggregate cost of $132.9 million at an average price per share of $100.15. As of December 31, 2024, we had $340.0 million of authorizations remaining under the program. Set forth below is information regarding our stock repurchases for the three months ended December 31, 2024 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at September 29, 2024				$394,911
September 30, 2024 through November 3, 2024	356	$116.83	356	353,367
November 4, 2024 through December 1, 2024	94	117.12	94	342,396
December 2, 2024 through December 31, 2024	20	116.47	20	340,000
Total	470	$116.87	470	$340,000

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2024, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2019, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

250
200
150
100
50
0
DOLLARS
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Belden Inc.
S&P 500 Index
S&P Composite 1500 Industrials Index

(1)The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders (Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company Name / Index		2020	2021	2022	2023	2024
Belden Inc.		(23.4)%	57.5%	9.7%	7.7%	46.1%
S&P 500 Index		18.4%	28.7%	(18.1)%	26.3%	25.0%
S&P 1500 Industrials Index		11.7%	22.2%	(6.4)%	20.4%	16.9%

		INDEXED RETURNS
		Years Ended December 31,
Company Name / Index	Base Period 2019	2020	2021	2022	2023	2024
Belden Inc.	$100.00	$76.60	$120.62	$132.37	$142.56	$208.22
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 1500 Industrials Index	100.00	111.69	136.47	127.69	153.71	179.75

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Belden is a leading global supplier of complete connection solutions that unlock untold possibilities for our customers, their customers and the world. We advance ideas and technologies that enable a safer, smarter and more prosperous future. Throughout our 120-plus year history we have evolved as a company, but making connections remains our purpose. By connecting people, information and ideas, we make it possible.
Our long-term business goals are to:
•Achieve mid-single-digit annual revenue growth;
•Deliver incremental Adjusted EBITDA margins between 25% to 30%;
•Generate free cash flow margin approaching 10%;
•Execute a disciplined capital allocation strategy while maintaining net leverage around 1.5x; and
•Strive for annual Adjusted EPS growth of 10% to 12%.
Significant Trends and Events in 2024
The following trends and events during 2024 had varying effects on our financial condition, results of operations, and cash flows.
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
Share Repurchase Program
During 2024, we repurchased 1.3 million shares of our common stock for an aggregate cost of $132.9 million at an average price per share of $100.15. See Note 22.
Precision Optical Technologies Acquisition
During 2024, we acquired Precision for $289.6 million, net of cash acquired. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Smart Infrastructure Solutions segment. See Note 4.

Voleatech GmbH Acquisition
During 2024, we acquired Voleatech for €5.0 million ($5.6 million), net of cash acquired. The acquisition includes a potential earn-out up to €3.0 million based upon certain targets over three years, which will be accounted for as compensation cost. Voleatech, based in Germany, is known for their VT AIR Next Gen Firewall and expands Belden's Firewall product portfolio and overall planning of security in OT networking. Voleatech is reported within the Automation Solutions segment. See Note 4.

Results of Operations
Consolidated Income from Continuing Operations before Taxes

	Years Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
		(In thousands, except percentages)
Revenues	$2,460,979	$2,512,084	$2,606,485	(2.0)%	(3.6)%
Gross profit	922,222	954,966	916,289	(3.4)%	4.2%
Selling, general and administrative expenses	494,603	492,702	448,636	0.4%	9.8%
Research and development expenses	112,365	116,427	104,350	(3.5)%	11.6%
Amortization of intangibles	48,794	40,375	37,860	20.9%	6.6%
Gain on sale of assets	—	12,056	37,891	(100.0)%	(68.2)%
Operating income	266,460	317,518	363,334	(16.1)%	(12.6)%
Interest expense, net	38,303	33,625	43,554	13.9%	(22.8)%
Non-operating pension benefit (cost)	(215)	1,863	4,005	(111.5)%	(53.5)%
Loss on debt extinguishment	—	—	6,392	n/a	(100.0)%
Income from continuing operations before taxes	227,942	285,756	317,393	(20.2)%	(10.0)%
2024 Compared to 2023
Revenues decreased $51.1 million from 2023 to 2024 due to the following factors:
•Lower sales volume resulted in a $141.3 million decrease in revenues.
•Currency translation had a $10.1 million unfavorable impact on revenues.
•Divestitures had a $0.4 million unfavorable impact on revenues.
•Acquisitions contributed $72.9 million in revenues.
•Copper pass-through pricing contributed $27.6 million in revenues.

Gross profit decreased $32.7 million from 2023 to 2024 primarily due to the changes in revenues discussed above.
Selling, general and administrative expenses increased $1.9 million from 2023 to 2024 primarily due to expenses from the operations of companies acquired in 2024, partially offset by the benefits realized from our productivity initiatives. See Note 15.

Research and development expenses decreased $4.1 million from 2023 to 2024 primarily due to the timing of projects.

Amortization of intangibles increased $8.4 million from 2023 to 2024 primarily due to acquisitions.
During 2023, we sold certain real estate in Canada and recognized a $12.1 million pre-tax gain on sale. See Note 11.
Operating income decreased $51.1 million from 2023 to 2024 primarily due to the decrease in gross profit, decrease in the gain on sale of assets, and increase in amortization expense discussed above.

Net interest expense increased $4.7 million from 2023 to 2024 primarily due to fluctuations in interest income and foreign currency translation.

Income from continuing operations before taxes decreased $57.8 million from 2023 to 2024 primarily due to the decrease in operating income and increase in net interest expense discussed above.

2023 Compared to 2022
Revenues decreased $94.4 million from 2022 to 2023 due to the following factors:
•Lower sales volume resulted in a $108.4 million decrease in revenues.
•Copper pass-through pricing had a $19.9 million unfavorable impact on revenues.
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

Income Taxes

	Years Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands, except percentages)
Income from continuing operations before taxes	$227,942	$285,756	$317,393	(20.2)%	(10.0)%
Income tax expense	(29,528)	(43,200)	(49,645)	(31.6)%	(13.0)%
Effective tax rate	13.0%	15.1%	15.6%

In 2024, we recognized income tax expense of $29.5 million, representing an effective tax rate of 13.0%. In 2023, we recognized income tax expense of $43.2 million, representing an effective tax rate of 15.1%. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. In 2022, we recognized income tax expense of $49.6 million, representing an effective tax rate of 15.6%. The 2022 effective tax rate was primarily impacted by foreign tax rate differences, domestic permanent differences, and tax credits primarily associated with our foreign income inclusions. Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws. See Note 18.

Consolidated Adjusted EBITDA

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except percentages)
Revenues	$2,460,979	$2,512,084	$2,606,485

GAAP income from continuing operations	$198,414	$242,556	$267,748
Depreciation expense	56,383	51,379	46,669
Amortization of intangibles	48,794	40,375	37,860
Interest expense, net	38,303	33,625	43,554
Income tax expense	29,528	43,200	49,645
Severance, restructuring, and acquisition integration costs (1)	22,814	25,152	16,685
Amortization of software development intangible assets	10,564	7,692	3,875
Adjustments related to acquisitions and divestitures (2)	4,764	6,177	7,833
Non-operating pension settlement loss	1,208	—	1,189
Loss on debt extinguishment	—	—	6,392
Gain on sale of assets(3)	—	(12,056)	(37,891)
Adjusted EBITDA	$410,772	$438,100	$443,559

GAAP income from continuing operations margin	8.1%	9.7%	10.3%
Adjusted EBITDA margin	16.7%	17.4%	17.0%
(1)Includes costs associated with acquisitions, productivity initiatives, and manufacturing footprint actions.
(2)Includes fair value adjustments of acquired assets and costs associated with a former subsidiary that was previously divested.
(3)In 2023, we sold certain real estate in Canada for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. In 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. See Note 11, Property, Plant, and Equipment, for details.
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

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands, except percentages)
Revenues	$2,460,979	$2,512,084	$2,606,485	(2.0)%	(3.6)%
Adjusted EBITDA	410,772	438,100	443,559	(6.2)%	(1.2)%
as a percent of revenues	16.7%	17.4%	17.0%

2024 Compared to 2023
Adjusted EBITDA decreased $27.3 million in 2024 from 2023 primarily due to the decline in revenues as discussed above, partially offset by favorable mix and benefits realized from our productivity improvement initiatives.

2023 Compared to 2022
Adjusted EBITDA decreased $5.5 million in 2023 from 2022 primarily due to the decrease in revenues discussed above, partially offset by favorable mix. Adjusted EBITDA margins expanded to 17.4% from 17.0% in the year ago period.

Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Consolidated Financial Statements.
Smart Infrastructure Solutions

	Years Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands, except percentages)
Segment Revenues	$1,143,790	$1,122,831	$1,198,478	1.9%	(6.3)%
Segment EBITDA	140,092	149,107	161,517	(6.0)%	(7.7)%
as a percent of segment revenues	12.2%	13.3%	13.5%
2024 Compared to 2023
Smart Infrastructure Solutions revenues increased $21.0 million in 2024 as compared to 2023. Revenues from acquisitions and higher copper pass-through pricing contributed $72.1 million and $10.7 million, respectively, to the increases in revenues, partially offset by a decline in volume of $60.7 million and unfavorable currency translation of $1.1 million.

Smart Infrastructure Solutions EBITDA decreased $9.0 million in 2024 as compared to 2023 primarily due to unfavorable mix.
2023 Compared to 2022
Smart Infrastructure Solutions revenues decreased $75.6 million in 2023 as compared to 2022. Decreases in volume, lower copper pass-through pricing, and unfavorable currency translation contributed $92.5 million, $10.2 million, and $4.6 million, respectively, to the decrease in revenues, partially offset by revenues of $31.7 million from acquisitions.

Smart Infrastructure Solutions EBITDA decreased $12.4 million in 2023 as compared to 2022 primarily due to the decreases in revenues discussed above.
Automation Solutions

	Years Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands, except percentages)
Segment Revenues	$1,317,189	$1,389,253	$1,408,007	(5.2)%	(1.3)%
Segment EBITDA	269,766	287,328	277,079	(6.1)%	3.7%
as a percent of segment revenues	20.5%	20.7%	19.7%

2024 Compared to 2023
Automation Solutions revenues decreased $72.1 million in 2024 as compared to 2023 primarily due to decreases in volume and unfavorable currency translation of $80.4 million and $9.0 million, respectively, partially offset by higher copper pass-through prices and acquisitions, net of disposals of $16.9 million and $0.4 million, respectively.
Automation Solutions EBITDA decreased $17.6 million in 2024 as compared to 2023 primarily as a result of the decrease in revenues discussed above, partially offset by benefits realized from our productivity improvement initiatives.
2023 Compared to 2022
Automation Solutions revenues decreased $18.8 million in 2023 as compared to 2022 primarily due to decreases in volume and lower copper prices of $15.9 million and $9.7 million, respectively, partially offset by favorable currency translation and acquisitions, net of disposals of $4.2 million and $2.6 million, respectively.
Automation Solutions EBITDA increased $10.2 million in 2023 as compared to 2022 primarily as a result of favorable mix and manufacturing productivity. Accordingly, Adjusted EBITDA margins expanded to 20.7% from 19.7% in the year ago period.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2025 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by (used for):
Operating activities	$352,076	$319,638
Investing activities	(426,755)	(200,358)
Financing activities	(143,718)	(211,932)
Effects of currency exchange rate changes on cash and cash equivalents	(8,345)	2,020
Net decrease in cash and cash equivalents	(226,742)	(90,632)
Cash and cash equivalents, beginning of year	597,044	687,676
Cash and cash equivalents, end of year	$370,302	$597,044

Net cash provided by operating activities totaled $352.1 million for 2024 compared to $319.6 million for 2023. The increase is primarily due to a $44.7 million improvement in operating assets and liabilities that was primarily driven by favorable changes in inventory. Inventory turns improved to 4.9 turns by the end of 2024 compared to 3.8 turns by the end of 2023. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter.
Net cash from investing activities was a use of cash of $426.8 million for 2024 compared to $200.4 million for 2023. Investing activities for 2024 included $296.5 million primarily for the acquisitions of Precision and Voleatech, $129.1 million for capital expenditures, and $1.3 million related to the disposal of a business, partially offset by asset sales of $0.1 million. Investing activities for 2023 included $116.7 million for capital expenditures and $106.7 million primarily for the acquisitions of Sichert and Cloudrail, partially offset by $13.7 million for asset sales and $9.3 million received from the disposals of businesses.

Net cash flows used for financing activities totaled $143.7 million for 2024 compared to $211.9 million for 2023. Financing activities for 2024 included payments under our share repurchase program of $134.3 million, payments related to share based compensation activities of $9.7 million, cash dividend payments of $8.2 million, financing lease payments of $1.1 million, and proceeds from the issuance of common stock of $8.9 million. Financing activities for 2023 included payments under our share repurchase program of $192.1 million, payments related to share based compensation activities of $17.4 million, cash dividend payments of $8.5 million, financing lease payments of $0.4 million, and proceeds from the issuance of common stock of $6.5 million.
Our cash and cash equivalents balance was $370.3 million as of December 31, 2024. Of this amount, $224.1 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 18, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2024 consisted of $1.1 billion of senior subordinated notes. As of December 31, 2024, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $282.4 million. Additional discussion regarding our various borrowing arrangements is included in Note 16 to the Consolidated Financial Statements.
At December 31, 2024, the following contractual obligations and commercial commitments were outstanding:
•Principal payments on long-term debt totaled $1.1 billion, none of which is due in 2025 (see Note 16). Depending on the conditions in the credit markets, we may refinance this debt, or we may use cash from operations, including temporarily accessing our Revolving Credit Agreement, to repay this debt.
•Interest payments on long-term debt of $171.9 million, of which $44.2 million is due in 2025. See Note 16.
•Operating lease obligations of $166.4 million, of which $26.1 million is due in 2025. See Note 12.
•Pension and other postemployment obligations of $105.8 million, of which $9.8 million is due in 2025. See Note 19.
•Obligations to purchase goods or services that are enforceable and legally binding of $36.1 million. All of these obligations are due in 2025.
•Standby financial letters of credit, bank guarantees, and surety bonds totaled $22.0 million, of which $13.4 million will expire or mature in 2025. These commitments are generally issued to secure obligations we have for a variety of commercial reasons such as workers compensation self-insurance programs in several states and the importation and exportation of product. We expect to replace most of these when they expire or mature.
•Obligations for uncertain tax positions of $15.7 million, none of which is due in 2024. See Note 18.
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
We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2024 would have affected net income by approximately $2.2 million in 2024.
Income Taxes

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets is not more likely than not to be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether to record a deferred tax asset valuation allowance for part or all of a deferred tax asset.

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

Goodwill and Indefinite-Lived Intangible Assets
We test our goodwill for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.
We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Smart Infrastructure Solutions and Automation Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified three reporting units within Smart Infrastructure Solutions and three reporting units within Automation Solutions for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2024, we performed a qualitative assessment over all six of our reporting units.
When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize impairment charges that could be material. In 2024, we did not perform a quantitative assessment over any reporting units.
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

As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in the 2024 net periodic benefit cost of less than $0.1 million and an increase in the projected benefit obligations of approximately $16.8 million as of December 31, 2024. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2024 net periodic benefit cost of approximately $1.5 million. Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in an increase in the 2024 net periodic benefit cost of approximately $0.3 million and a decrease in the projected benefit obligation of approximately $15.3 million as of December 31, 2024. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2024 net periodic benefit cost of approximately $1.5 million.
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
Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2024 and 2023, we recorded approximately $0.8 million and $1.8 million, respectively, of net foreign currency transaction losses.

Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2024. Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Swiss franc.

Commodity Price Risk
Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2024 or 2023. The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2024. The unconditional purchase obligations are expected to settle during 2025.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	3,499
Weighted average price per pound	$4.30
Commitment amounts	$15,029	$13,947
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
Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2024 or 2023. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The following table presents principal amounts by expected maturity date and fair value as of December 31, 2024.

	Principal Amount by Expected Maturity			Fair Value
	2025	Thereafter	Total
	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$465,795	$465,795	$463,466
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$362,285	$362,285	$362,285
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$310,530	$310,530	$300,826
Average interest rate		3.375%
Total			$1,138,610	$1,126,577

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2024, we had $55.9 million in accounts receivable outstanding from our largest customer. This represented approximately 14% of our total accounts receivable outstanding at December 31, 2024. Outstanding receivables are generally paid within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Revenue recognition - estimating variable consideration
Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company enters into sales contracts that provide certain customers with special price reductions and product return rights, resulting in variable consideration. At the time of sale, the Company establishes a reserve for the estimate of adjustments to variable consideration and recognizes the reserve by reducing revenues. Estimates are based on a percentage of revenues and the average time period between the original sale and the issuance of the adjustments. As of December 31, 2024, the Company recorded a reserve for estimated price adjustments of $29.1 million, which was recognized as a reduction of revenues and accounts receivable, and a reserve of $16.0 million for estimated returns, which was recognized as a reduction of revenues and included in accrued liabilities.

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

Fair Value of Customer Relationships Acquired in the Precision Optical Business Combination
Description of the Matter
As disclosed in Note 2 and 4 to the consolidated financial statements, the Company completed the acquisition of Precision Optical Technologies, Inc. during 2024 for $289.6 million, net of cash acquired. This acquisition was accounted for under the acquisition method of accounting for business combinations. The Company allocated the net purchase price to the assets acquired and the liabilities assumed based on their respective fair values as of the date of acquisition, including intangible assets of $194.1 million. Of the intangible assets acquired, the largest was customer relationships of $161.9 million.
Auditing the Company's valuation of customer relationships was complex and required significant auditor judgment due to future events and uncertainties in evaluating certain assumptions required to estimate the fair value. The estimation uncertainty was primarily due to the sensitivity of the respective fair value of the customer relationships to certain assumptions about the future cash flows that the Company expects to generate from the acquired business. The Company used the multi-period excess earnings method under the income approach to measure the customer relationships. The fair value measure was sensitive to underlying assumptions including discount rates and certain assumptions that form the basis of the forecasted results (e.g., future revenue growth rates and profitability levels). The significant assumptions are forward-looking and could be affected by future economic and market conditions.

Description of the Matter
As disclosed in Note 2 and 4 to the consolidated financial statements, the Company completed the acquisition of Precision Optical Technologies, Inc. during 2024 for $289.6 million, net of cash acquired. This acquisition was accounted for under the acquisition method of accounting for business combinations. The Company allocated the net purchase price to the assets acquired and the liabilities assumed based on their respective fair values as of the date of acquisition, including intangible assets of $194.1 million. Of the intangible assets acquired, the largest was customer relationships of $161.9 million.
Auditing the Company's valuation of customer relationships was complex and required significant auditor judgment due to future events and uncertainties in evaluating certain assumptions required to estimate the fair value. The estimation uncertainty was primarily due to the sensitivity of the respective fair value of the customer relationships to certain assumptions about the future cash flows that the Company expects to generate from the acquired business. The Company used the multi-period excess earnings method under the income approach to measure the customer relationships. The fair value measure was sensitive to underlying assumptions including discount rates and certain assumptions that form the basis of the forecasted results (e.g., future revenue growth rates and profitability levels). The significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the fair value of customer relationships, including controls over management's review of the significant assumptions, including the discount rates, future revenue growth rates and profitability levels, used in the valuation of this intangible asset and review of the valuation model.

To test the estimated fair value of the customer relationships, we performed audit procedures that included, among others, evaluating the Company's valuation methodologies and evaluating the significant assumptions used by the Company. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions included in the fair value estimates. Our testing also included comparing the significant assumptions used to the historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the intangible assets resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.
St. Louis, Missouri
February 13, 2025

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$370,302	$597,044
Receivables, net	409,711	413,806
Inventories, net	343,099	366,987
Other current assets	73,117	79,142
Total current assets	1,196,229	1,456,979
Property, plant and equipment, less accumulated depreciation	495,625	451,069
Operating lease right-of-use assets	118,551	89,686
Goodwill	1,018,677	907,331
Intangible assets, less accumulated amortization	419,074	269,144
Deferred income taxes	16,353	15,739
Other long-lived assets	63,429	50,243
	$3,327,938	$3,240,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,724	$343,215
Accrued liabilities	306,980	290,289
Total current liabilities	622,704	633,504
Long-term debt	1,130,101	1,204,211
Postretirement benefits	63,260	74,573
Deferred income taxes	77,333	49,472
Long-term operating lease liabilities	100,049	74,941
Other long-term liabilities	39,755	37,188
Stockholders’ equity:
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 40,211 and 41,127 shares outstanding at 2024 and 2023, respectively	503	503
Additional paid-in capital	839,755	818,663
Retained earnings	1,176,036	985,807
Accumulated other comprehensive loss	(3,532)	(41,279)
Treasury stock, at cost— 10,124 and 9,208 shares at 2024 and 2023, respectively	(718,026)	(597,437)
Total Belden stockholders’ equity	1,294,736	1,166,257
Noncontrolling interest	—	45
Total stockholders’ equity	1,294,736	1,166,302
	$3,327,938	$3,240,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Revenues	$2,460,979	$2,512,084	$2,606,485
Cost of sales	(1,538,757)	(1,557,118)	(1,690,196)
Gross profit	922,222	954,966	916,289
Selling, general and administrative expenses	(494,603)	(492,702)	(448,636)
Research and development expenses	(112,365)	(116,427)	(104,350)
Amortization of intangibles	(48,794)	(40,375)	(37,860)
Gain on sale of assets	—	12,056	37,891
Operating income	266,460	317,518	363,334
Interest expense, net	(38,303)	(33,625)	(43,554)
Loss on debt extinguishment	—	—	(6,392)
Non-operating pension benefit (cost)	(215)	1,863	4,005
Income from continuing operations before taxes	227,942	285,756	317,393
Income tax expense	(29,528)	(43,200)	(49,645)
Income from continuing operations	198,414	242,556	267,748
Loss from discontinued operations, net of tax	—	—	(3,685)
Loss from disposal of discontinued operations, net of tax	—	—	(9,241)
Net income	198,414	242,556	254,822
Less: Net income (loss) attributable to noncontrolling interest	(19)	(203)	159
Net income attributable to Belden common stockholders	$198,433	$242,759	$254,663

Weighted average number of common shares and equivalents:
Basic	40,694	42,237	43,845
Diluted	41,299	42,859	44,537

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations	$4.88	$5.75	$6.10
Discontinued operations	—	—	(0.08)
Disposal of discontinued operations	—	—	(0.21)
Net income	$4.88	$5.75	$5.81

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations	$4.80	$5.66	$6.01
Discontinued operations	—	—	(0.08)
Disposal of discontinued operations	—	—	(0.21)
Net income	$4.80	$5.66	$5.72
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$198,414	$242,556	$254,822
Foreign currency translation, net of tax	29,642	(24,566)	39,509
Adjustments to pension and postretirement liability, net of tax	8,104	(10,838)	25,171
Other comprehensive income (loss), net of tax	37,746	(35,404)	64,680
Comprehensive income	236,160	207,152	319,502
Less: Comprehensive income (loss) attributable to noncontrolling interest	(20)	(199)	144
Comprehensive income attributable to Belden	$236,180	$207,351	$319,358
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$198,414	$242,556	$254,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,741	99,446	88,738
Share-based compensation	27,532	21,024	23,676
Loss on debt extinguishment	—	—	6,392
Deferred income tax benefit	(15,954)	(12,957)	(627)
Gain on sale of assets	—	(12,056)	(37,891)
Changes in operating assets and liabilities, net of the effects of exchange rate changes, acquired businesses, and disposals:
Receivables	18,861	24,527	(33,605)
Inventories	24,318	(15,331)	5,558
Accounts payable	(21,724)	(8,175)	(20,595)
Accrued liabilities	11,354	(16,292)	(5,416)
Income taxes	6,639	(3,668)	2,335
Other assets	(6,689)	(9,314)	2,881
Other liabilities	(6,416)	9,878	(4,972)
Net cash provided by operating activities	352,076	319,638	281,296
Cash flows from investing activities:
Cash used for business acquisitions, net of cash acquired	(296,452)	(106,712)	(104,603)
Capital expenditures	(129,100)	(116,731)	(105,094)
Disposal of businesses, net of cash	(1,316)	9,300	334,574
Proceeds from disposal of tangible assets	113	13,785	43,534
Net cash provided by (used for) investing activities	(426,755)	(200,358)	168,411
Cash flows from financing activities:
Payments under share repurchase program, including excise tax	(134,308)	(192,135)	(150,000)
Withholding tax payments for share-based payment awards	(9,659)	(17,444)	(7,186)
Cash dividends paid	(8,195)	(8,498)	(8,949)
Payments under financing lease obligations	(1,134)	(423)	(157)
Payments to noncontrolling interest holders	(67)	—	—
Payments under borrowing arrangements	—	—	(230,639)
Proceeds from issuance of common stock	8,917	6,568	3,717
Other	728	—	—
Net cash used for financing activities	(143,718)	(211,932)	(393,214)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,345)	2,020	(12,574)
Increase (decrease) in cash and cash equivalents	(226,742)	(90,632)	43,919
Cash and cash equivalents, beginning of year	597,044	687,676	643,757
Cash and cash equivalents, end of year	$370,302	$597,044	$687,676
The Consolidated Cash Flow Statement includes the results of discontinued operations up to the disposal date, February 22, 2022 for Tripwire. The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2021	50,335	$503	$833,627	$505,717	(5,360)	$(313,994)	$(70,566)	$795	$956,082
Net income	—	—	—	254,663	—	—	—	159	254,822
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	64,695	(15)	64,680
Common stock issuance	—	—	(2,775)	—	82	6,492	—	—	3,717
Retirement Savings Plan stock contributions	—	—	(1,551)	—	116	8,568	—	—	7,017
Exercise of stock options, net of tax withholding forfeitures	—	—	(4,875)	—	40	3,269	—	—	(1,606)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(22,433)	—	208	16,853	—	—	(5,580)
Share repurchase program	—	—	—	—	(2,588)	(150,000)	—	—	(150,000)
Share-based compensation	—	—	23,676	—	—	—	—	—	23,676
Common stock dividends ($0.20 per share)	—	—	—	(8,858)	—	—	—	—	(8,858)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	242,759	—	—	—	(203)	242,556
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(35,408)	4	(35,404)
Sale and deconsolidation of Hite JV	—	—	—	—	—	—	—	(695)	(695)
Common stock issuance	—	—	28	—	116	6,540	—	—	6,568
Retirement Savings Plan stock contributions	—	—	2,347	—	94	5,451	—	—	7,798
Exercise of stock options, net of tax withholding forfeitures	—	—	(7,928)	—	82	3,043	—	—	(4,885)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(22,477)	—	255	9,919	—	—	(12,558)
Share repurchase including excise tax	—	—	—	—	(2,253)	(193,578)	—	—	(193,578)
Share-based compensation	—	—	21,024	—	—	—	—	—	21,024
Common stock dividends ($0.20 per share)	—	—	—	(8,474)	—	—	—	—	(8,474)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	198,433	—	—	—	(19)	198,414
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	37,747	(1)	37,746
Acquisition of noncontrolling interest	—	—	(42)	—	—	—	—	(25)	(67)
Common stock issuance	—	—	3,091	—	135	5,826	—	—	8,917
Retirement Savings Plan stock contributions	—	—	4,326	—	80	3,260	—	—	7,586
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,986)	—	36	4	—	—	(1,982)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,829)	—	160	4,152	—	—	(7,677)
Share repurchase including excise tax	—	—	—	—	(1,327)	(133,831)	—	—	(133,831)
Share-based compensation	—	—	27,532	—	—	—	—	—	27,532
Common stock dividends ($0.20 per share)	—	—	—	(8,204)	—	—	—	—	(8,204)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$—	$1,294,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1: Basis of Presentation
Business Description
Belden Inc. (the Company, us, we, or our) is a leading global supplier of complete connection solutions built around two global businesses - Smart Infrastructure Solutions and Automation Solutions. We sell our products to distributors, end-users, installers, and directly to OEMs. We have manufacturing and other operating facilities in the U.S., Canada, China, India, Mexico, Tunisia, and various countries in Europe.
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
Use of Estimates in the Preparation of the Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results and the disclosure of contingencies. Actual results could differ from those estimates. We make significant estimates with respect to revenue related to variable consideration, the collectability and valuation of receivables, the valuation of inventory, the realization of deferred tax assets, the valuation of goodwill and indefinite-lived intangible assets, the valuation of contingent liabilities, the calculation of share-based compensation, the calculation of pension and other postretirement benefits expense, and the valuation of acquired businesses.
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

During 2024, 2023, and 2022 we utilized Level 1 inputs to determine the fair value of cash equivalents and Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4) and for impairment testing (see Note 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2024.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2024 and 2023, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable and Revenue Reserves
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable, such as price reductions, at December 31, 2024 and 2023 totaled $29.1 million and $26.0 million, respectively. Unprocessed Changes recognized as accrued liabilities, such as product returns, at December 31, 2024 and 2023 totaled $16.0 million and $15.6 million, respectively.
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. As of December 31, 2024 and 2023, the allowance for doubtful accounts totaled $25.3 million and $23.1 million, respectively. We also recognized bad debt expense, net of recoveries, in selling, general and administrative expenses of $2.4 million, $15.6 million, and $6.5 million in 2024, 2023, and 2022, respectively.
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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2024 and 2023 totaled $71.1 million and $67.9 million, respectively.

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
Goodwill and Intangible Assets
Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, in-service research and development, trademarks, backlog, and capitalized software development intangible assets, and (b) indefinite-lived assets not subject to amortization such as goodwill. We record amortization of the definite-lived intangible assets over the estimated useful lives of the related assets, which generally range from one year or less for trademarks to more than 20 years for certain of our customer relationships. We determine the amortization method for our definite-lived intangible assets based on the pattern in which the economic benefits of the intangible asset are consumed. In the event we cannot reliably determine that pattern, we utilize a straight-line amortization method.
We test our goodwill for impairment on an annual basis as of our fiscal November month-end or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2024, we performed a qualitative assessment over all six of our reporting units. During 2024, 2023 and 2022, we did not recognize any goodwill impairment.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2024, 2023, or 2022.
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

Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2024 and 2023 totaled $51.1 million and $49.3 million, respectively.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $14.0 million, $18.8 million, and $13.7 million for 2024, 2023, and 2022, respectively.
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

Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets is not more likely than not to be realized. At December 31, 2024, the valuation allowance of $108.1 million was primarily related to net operating losses and capital losses that we do not currently expect to realize.

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

Recently Adopted Securities and Exchange Commission Rules
The Inflation Reduction Act of 2022 imposed a 1% excise tax on the repurchase of more than $1 million of stock by publicly traded US corporations. The excise tax equals 1% of the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year, including stock issued to employees of the corporation. The excise tax applies to repurchases of stock made after December 31, 2022. The amount of excise tax accrued during the years ended December 31, 2024 and 2023 was immaterial to our consolidated financial statements.

Current-Year Adoption of Accounting Pronouncements
The Financial Accounting Standards Board (FASB) amended the guidance in Accounting Standards Codification (ASC) 280, Segment Reporting, to require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We adopted the new standard when it was effective for us beginning with our 2024 Form 10-K. The amended guidance had minimal impact on our consolidated financial statements and disclosures. See Note 6.

Pending Adoption of Recent Accounting Pronouncements
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
In November 2024, the FASB issued guidance to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. Additionally, on an annual and interim basis, a qualitative description is required for amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires certain amounts that are currently required to be disclosed to be included in the same tabular disclosure as these disaggregation requirements. Furthermore, on an annual and interim basis, a public entity is required to separately disclose selling expenses and annually, disclose a description of the selling expenses. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We will adopt the guidance when it becomes effective, in our 2027 annual reporting and each quarter thereafter, on a prospective basis.

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

The following table presents our revenues disaggregated by major product category (in thousands).

	Broadband Solutions	Automation Solutions	Smart Buildings Solutions	Total Revenues

Year Ended December 31, 2024
Smart Infrastructure Solutions	$598,215	$—	$545,575	$1,143,790
Automation Solutions	—	1,317,189	—	1,317,189
Total	$598,215	$1,317,189	$545,575	$2,460,979

Year Ended December 31, 2023
Smart Infrastructure Solutions	$555,030	$—	$567,801	$1,122,831
Automation Solutions	—	1,389,253	—	1,389,253
Total	$555,030	$1,389,253	$567,801	$2,512,084

Year Ended December 31, 2022
Smart Infrastructure Solutions	$571,426	$—	$627,052	$1,198,478
Automation Solutions	—	1,408,007	—	1,408,007
Total	$571,426	$1,408,007	$627,052	$2,606,485
The following table presents our revenues disaggregated by geography, based on the location of the customer purchasing the product (in thousands).

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2024
Smart Infrastructure Solutions	$853,539	$173,023	$117,228	$1,143,790
Automation Solutions	782,312	335,396	199,481	1,317,189
Total	$1,635,851	$508,419	$316,709	$2,460,979

Year Ended December 31, 2023
Smart Infrastructure Solutions	$824,991	$180,880	$116,960	$1,122,831
Automation Solutions	787,739	385,454	216,060	1,389,253
Total	$1,612,730	$566,334	$333,020	$2,512,084

Year Ended December 31, 2022
Smart Infrastructure Solutions	$915,491	$149,327	$133,660	$1,198,478
Automation Solutions	816,508	372,473	219,026	1,408,007
Total	$1,731,999	$521,800	$352,686	$2,606,485
We generate revenues primarily by selling products and delivering complete connection solutions. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine standalone selling price using the prices charged to customers on a standalone basis. Typically, payments are due after control transfers.

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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is generally based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2024.

The following table presents estimated and accrued variable consideration:

	December 31, 2024	December 31, 2023

	(In thousands)
Accrued rebates included in accrued liabilities	$51,063	$49,255
Accrued returns included in accrued liabilities	15,950	15,570
Price adjustment recognized against gross accounts receivable	29,100	26,005

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we must satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services normally require payment within one year or less of when the services will be provided. As of December 31, 2024, total deferred revenue was $40.1 million, and of this amount, $29.8 million is expected to be recognized within the next twelve months, and the remaining $10.3 million is long-term and will be recognized over a period greater than twelve months. The following table presents deferred revenue activity (in thousands):

Balance at December 31, 2022	$33,243
New deferrals	35,157
Acquisitions	104
Revenue recognized	(37,442)
Balance at December 31, 2023	$31,062
New deferrals	57,133
Revenue recognized	(48,067)
Balance at December 31, 2024	$40,128

Service-type warranties represent $12.9 million of the deferred revenue balance at December 31, 2024, and of this amount $4.9 million is expected to be recognized in the next twelve months, and the remaining $8.0 million is long-term and will be recognized over a period greater than twelve months. At December 31, 2024, we did not have any material contract assets recorded in the consolidated balance sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions were not material for the years ended December 31, 2024, 2023, and 2022. We recognized $25.4 million, $24.5 million, and $24.1 million of sales commissions expense in selling, general, and administrative expenses during the years ended December 31, 2024, 2023 and 2022, respectively.
Note 4: Acquisitions
On September 16, 2024, we acquired Voleatech with cash on hand for €5.0 million ($5.6 million), net of cash acquired and accounted for the acquisition as a business combination. The acquisition includes a potential earn-out up to €3.0 million based upon certain targets over three years, which will be accounted for as compensation cost. Voleatech, based in Germany, is known for their VT AIR Next Gen Firewall and expands Belden's Firewall product portfolio and overall planning of security in OT (Operational Technology) networking. Voleatech is reported within the Automation Solutions segment and is not material to our financial position or results of operations.
On June 30, 2024, we acquired Precision with cash on hand for $289.6 million, net of cash acquired and accounted for the acquisition as a business combination. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Smart Infrastructure Solutions segment.

The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for Precision as of the acquisition date (in thousands):

Receivables	$24,191
Inventory	7,098
Other current assets	1,486
Property, plant and equipment	5,330
Intangible assets	194,100
Goodwill	121,604
Operating lease right-of-use assets	2,731
Total assets acquired	$356,540
Accounts payable	$11,662
Accrued liabilities	10,193
Deferred income taxes	42,585
Long-term operating lease liabilities	2,468
Total liabilities assumed	$66,908

Net assets	$289,632
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, inventory, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocated to goodwill. The preliminary fair value of acquired receivables is $24.2 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. In particular, the valuation of the customer relationships intangible asset was complex and required significant judgment. We used the multi-period excess earnings method under the income approach to measure the customer relationships intangible asset. The key assumptions utilized in the valuation include discount rates, revenue growth rates, and profitability levels of forecasted results. These assumptions are forward-looking and could be affected by future economic and market conditions.
For purposes of the above allocation, we based our preliminary estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of Belden’s solution selling capabilities, particularly the ability to offer more complete fiber infrastructure solutions. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$24,700	5.0
Customer relationships	161,900	20.0
Trademarks	3,000	2.5
Non-compete agreements	4,500	5.0
Total intangible assets subject to amortization	$194,100

Intangible assets not subject to amortization:
Goodwill	$121,604	n/a
Total intangible assets not subject to amortization	$121,604

Total intangible assets	$315,704
Weighted average amortization period		17.5
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
In August 2023, we acquired CloudRail GmbH (CloudRail) with cash on hand for $9.2 million, net of cash acquired and accounted for the acquisition as a business combination. CloudRail, based in Mannheim, Germany, specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. The results of CloudRail have been included in our Consolidated Financial Statements from August 31, 2023 and are reported within the Automation Solutions segment. The CloudRail acquisition was not material to our financial position or results of operations.
In April 2023, we acquired Berthold Sichert GmbH (Sichert) with cash on hand for $97.5 million, net of cash acquired and accounted for the acquisition as a business combination. Sichert, based in Berlin, Germany, designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. The results of Sichert have been included in our Consolidated Financial Statements from April 17, 2023 and are reported within the Smart Infrastructure Solutions segment. The Sichert acquisition was not material to our results of operations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
The fair value of acquired receivables is $5.1 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. For purposes of the above allocation, we based our estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including excess earnings, and relief from royalty to estimate the fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of broadband product offerings in end-to-end solutions. Our tax basis in the acquired goodwill is zero.
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
During 2022, we completed three acquisitions. On January 17, 2022, we acquired Macmon for $41.9 million, net of cash acquired. Macmon, based in Berlin, Germany, is a leading provider of products and services that secure network infrastructure in a variety of mission critical industries. On March 3, 2022, we acquired NetModule for $23.5 million, net of cash acquired. NetModule, based in Bern, Switzerland, is a leading provider of reliable, fast and secure wireless network infrastructures through advanced capabilities in 5G and WiFi6 technologies in a variety of mission critical industries with a strong focus on mass transit and intelligent traffic systems within the transportation vertical. On April 15, 2022, we acquired CAI for $19.0 million, net of cash acquired. CAI is headquartered in Anniston, Alabama and designs, manufactures, and sells a range of plug-in radio frequency filters used in outside plant hybrid fiber-coax nodes. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. The three acquisitions were not material to our consolidated results of operations. Macmon and NetModule are included in the Automation Solutions segment, and CAI is included in the Smart Infrastructure Solutions segment. All three acquisitions were funded with cash on hand and accounted for as a business combination.
Precision and Voleatech collectively constituted approximately 3% and (1%) of our revenues and income before taxes for the year ended December 31, 2024, respectively.
The following table illustrates the unaudited pro forma effect on operating results as if the Precision acquisition had been completed as of January 1, 2023.

	Years Ended December 31,
	2024	2023
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,531,820	$2,640,396
Net income attributable to Belden stockholders	202,947	232,713
Diluted income per share attributable to Belden stockholders	$4.91	$5.43
For purposes of the unaudited pro forma disclosures, the year ended December 31, 2023 includes nonrecurring expenses directly attributable to the business combination of $9.4 million and $0.3 million for integration costs and inventory fair value adjustments, respectively.
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
Note 5: Disposals
Tripwire
On February 22, 2022, we sold Tripwire for gross cash consideration of $350.0 million. The divestiture of Tripwire represented a strategic shift impacting our operations and financial results. As a result, the Tripwire disposal group, which was included in our Automation Solutions segment, is reported within discontinued operations. We recognized a loss on disposal of discontinued operations, net of tax of $9.2 million during 2022. The following table summarizes the operating results of the Tripwire disposal group up to the February 22, 2022 disposal date:

January 1 - February 22, 2022
(In thousands)
Revenues	$12,067
Cost of sales	(3,256)
Gross profit	8,811
Selling, general and administrative expenses	(8,185)
Research and development expenses	(5,528)
Amortization of intangible assets	(638)
Loss before taxes	$(5,540)
From January 1, 2022 to February 22, 2022, the Tripwire disposal group did not have any significant capital expenditures nor non-cash charges for investing activities and recognized share-based compensation expense of $0.2 million.

Note 6: Operating Segments and Geographic Information
We are organized around two global businesses: Smart Infrastructure Solutions and Automation Solutions. As Belden continues to advance forward with solutions focused on data infrastructure, we renamed our two reportable segments during 2024 from Enterprise Solutions and Industrial Automation Solutions to Smart Infrastructure Solutions and Automation Solutions, respectively. The composition of the segments did not change as a result of these name changes.
Each of the global businesses represents a reportable segment. Our chief operating decision maker is our President and Chief Executive Officer. The key measure of segment profit or loss used by him to review segment operating results is Segment EBITDA. Segment EBITDA excludes certain items, including depreciation expense; amortization of intangibles; asset impairment; severance, restructuring, and acquisition integration costs; adjustments related to acquisitions and divestitures; and other costs. We allocate corporate expenses to the segments for purposes of measuring Segment EBITDA. Corporate expenses are allocated on the basis of each segment’s relative EBITDA prior to the allocation. Segment Revenues represent non-affiliate revenues.
Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.
Operating Segment Information

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Smart Infrastructure Solutions

Segment Revenues	$1,143,790	$1,122,831	$1,198,478
Affiliate Revenues	142	127	633
Segment Cost of Sales	(789,272)	(774,958)	(852,231)
Segment Selling, General and Administrative Expenses	(177,414)	(171,873)	(160,802)
Segment Research and Development Expenses	(37,154)	(27,020)	(24,561)
Segment EBITDA	$140,092	$149,107	$161,517

Segment assets	$663,623	$637,105	$593,653

Expenditures of property, plant and equipment	$33,343	$36,237	$33,535

Items excluded from segment measures:
Depreciation expense	$26,231	$24,943	$23,387
Amortization of intangibles	28,642	20,085	17,595
Amortization of software development intangible assets	12	—	54
Adjustments related to acquisitions and divestitures	3,572	5,359	5,589
Severance, restructuring, and acquisition integration costs	15,165	11,221	9,200

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Automation Solutions

Segment Revenues	$1,317,189	$1,389,253	$1,408,007
Affiliate Revenues	801	1,296	442
Segment Cost of Sales	(701,251)	(739,129)	(792,681)
Segment Selling, General and Administrative Expenses	(275,024)	(278,406)	(260,694)
Segment Research and Development Expenses	(71,949)	(85,686)	(77,995)
Segment EBITDA	$269,766	$287,328	$277,079

Segment assets	$783,353	$727,477	$677,235

Expenditures of property, plant and equipment	$66,063	$64,072	$58,713

Items excluded from segment measures:
Depreciation expense	$30,152	$26,436	$23,282
Amortization of intangibles	20,152	20,290	20,265
Amortization of software development intangible assets	10,552	7,692	3,821
Adjustments related to acquisitions and divestitures	1,192	818	2,244
Severance, restructuring, and acquisition integration costs	7,649	13,931	7,485

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Total Segments

Segment Revenues	$2,460,979	$2,512,084	$2,606,485
Affiliate Revenues	943	1,423	1,075
Segment Cost of Sales	(1,490,523)	(1,514,087)	(1,644,912)
Segment Selling, General and Administrative Expenses	(452,438)	(450,279)	(421,496)
Segment Research and Development Expenses	(109,103)	(112,706)	(102,556)
Segment EBITDA	$409,858	$436,435	$438,596

Segment assets	$1,446,976	$1,364,582	$1,270,888

Expenditures of property, plant and equipment	$99,406	$100,309	$92,248

Items excluded from segment measures:
Depreciation expense	$56,383	$51,379	$46,669
Amortization of intangibles	48,794	40,375	37,860
Amortization of software development intangible assets	10,564	7,692	3,875
Adjustments related to acquisitions and divestitures	4,764	6,177	7,833
Severance, restructuring, and acquisition integration costs	22,814	25,152	16,685

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Total segment and consolidated revenues	$2,460,979	$2,512,084	$2,606,485

Total Segment EBITDA	$409,858	$436,435	$438,596
Depreciation expense	(56,383)	(51,379)	(46,669)
Amortization of intangibles	(48,794)	(40,375)	(37,860)
Severance, restructuring, and acquisition integration costs (1)	(22,814)	(25,152)	(16,685)
Amortization of software development intangible assets	(10,564)	(7,692)	(3,875)
Adjustments related to acquisitions and divestitures (2)	(4,764)	(6,177)	(7,833)
Gain on sale of assets (3)	—	12,056	37,891
Eliminations	(79)	(198)	(231)
Consolidated operating income	266,460	317,518	363,334
Interest expense, net	(38,303)	(33,625)	(43,554)
Loss on debt extinguishment	—	—	(6,392)
Non-operating pension benefit (cost)	(215)	1,863	4,005
Consolidated income from continuing operations before taxes	$227,942	$285,756	$317,393
(1)Includes costs associated with acquisitions, productivity initiatives, and manufacturing footprint actions.
(2)Includes fair value adjustments of acquired assets and costs associated with a former subsidiary that was previously divested.
(3)During 2023, we sold certain real estate in Canada for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. During 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. See Note 11, Property, Plant, and Equipment, for details.
Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Total segment assets	$1,446,976	$1,364,582	$1,270,888
Cash and cash equivalents	370,302	597,044	687,676
Goodwill	1,018,677	907,331	862,253
Intangible assets, less accumulated amortization	419,074	269,144	246,830
Deferred income taxes	16,353	15,739	14,642
Corporate assets	56,556	86,351	79,386
Total assets	$3,327,938	$3,240,191	$3,161,675

Total segment expenditures of property, plant and equipment	$99,406	$100,309	$92,248
Corporate expenditures of property, plant and equipment	29,694	16,422	12,846
Total expenditures of property, plant and equipment	$129,100	$116,731	$105,094
Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2024, 2023, and 2022 for the following countries: U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2024
Revenues	$1,392,262	$160,012	$92,108	$118,256	$698,341	$2,460,979
Percent of total revenues	57%	6%	4%	5%	28%	100%
Long-lived assets	$290,282	$13,799	$38,622	$62,170	$154,180	$559,053
Year ended December 31, 2023
Revenues	$1,383,212	$169,122	$104,718	$134,130	$720,902	$2,512,084
Percent of total revenues	55%	7%	4%	5%	29%	100%
Long-lived assets	$230,267	$13,355	$45,326	$67,758	$144,606	$501,312
Year ended December 31, 2022
Revenues	$1,448,247	$188,013	$126,904	$131,485	$711,836	$2,606,485
Percent of total revenues	56%	7%	5%	5%	27%	100%
Long-lived assets	$203,070	$12,805	$45,866	$44,061	$122,565	$428,367
Major Customer
Revenues generated in both the Smart Infrastructure Solutions and Automation Solutions segments from our largest customer were approximately $348.1 million (14% of revenues), $378.1 million (15% of revenues), and $387.7 million (15% of revenues) for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, we had $55.9 million and $61.9 million in accounts receivable outstanding from this customer, which represented approximately 14% and 15% of our total accounts receivable balance as of December 31, 2024 and 2023, respectively.
Note 7: Noncontrolling Interest
During 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The sale also includes $0.6 million of potential earnout payments. The joint venture developed and provided certain Automation Solutions products and integrated solutions to customers in China. The joint venture was determined to not have sufficient equity at risk; therefore, it was considered a variable interest entity. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Consolidated Statements of Operations up to April 28, 2023 when we sold and deconsolidated the entity. The joint venture was not material to our consolidated financial statements as of or for the years ended December 31, 2023 or 2022.

Note 8: Income Per Share
The following table presents the basis of the income per share computations:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Numerator:
Income from continuing operations	$198,414	$242,556	$267,748
Less: Net income (loss) attributable to noncontrolling interest	(19)	(203)	159
Income from continuing operations attributable to Belden common stockholders	198,433	242,759	267,589
Add: Loss from discontinued operations, net of tax	—	—	(3,685)
Add: Loss on disposal of discontinued operations, net of tax	—	—	(9,241)
Net income attributable to Belden common stockholders	$198,433	$242,759	$254,663
Denominator:
Weighted average shares outstanding, basic	40,694	42,237	43,845
Effect of dilutive common stock equivalents	605	622	692
Weighted average shares outstanding, diluted	41,299	42,859	44,537
Basic weighted average shares outstanding is used to calculate diluted loss per share when the numerator is a loss because using diluted weighted average shares outstanding would be anti-dilutive.
For the years ended December 31, 2024, 2023, and 2022, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million, 0.2 million, and 0.8 million, respectively, because they are anti-dilutive. In addition, for the years ended December 31, 2024, 2023, and 2022, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million, 0.3 million, and 0.2 million, respectively, because the related performance conditions have not been satisfied.
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

The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2024 and 2023 (in thousands).

Balance at December 31, 2022	$7,954
Current period provision	16,167
Recoveries collected	(861)
Write-offs	(154)
Currency impact	8
Balance at December 31, 2023	$23,114
Current period provision	3,198
Recoveries collected	(677)
Write-offs	(167)
Currency impact	(211)
Balance at December 31, 2024	$25,257
Note 10: Inventories
The major classes of inventories were as follows:

	December 31,
	2024	2023
	(In thousands)
Raw materials	$187,530	$185,233
Work-in-process	40,442	41,197
Finished goods	186,237	208,425
Gross inventories	414,209	434,855
Excess and obsolete reserves	(71,110)	(67,868)
Net inventories	$343,099	$366,987
Note 11: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2024	2023
	(In thousands)
Land and land improvements	$24,841	$27,627
Buildings and leasehold improvements	125,292	108,960
Machinery and equipment	687,430	666,527
Computer equipment and software	145,281	132,668
Construction in process	174,811	157,056
Gross property, plant and equipment	1,157,655	1,092,838
Accumulated depreciation	(662,030)	(641,769)
Net property, plant and equipment	$495,625	$451,069
Depreciation Expense
We recognized depreciation expense in income from continuing operations of $56.4 million, $51.4 million, and $46.7 million in 2024, 2023, and 2022, respectively.

Gain on Sale of Assets
During 2022, we sold certain real estate in the United States for $42.2 million, net of transaction costs and recognized a $37.9 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Automation Solutions segment.

Sale-Leasebacks
During 2023, we sold certain real estate in Canada as part of a sale and leaseback transaction for CAD$18.6 million (approximately $13.8 million), net of transaction costs and recognized a $12.1 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Automation Solutions segment. The lease is for a term of 10 years and as of December 31, 2024, had a total right-of-use asset balance of $8.6 million.
Note 12: Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the lease for a period of up to 15 years and some include options to terminate the leases within 1 year. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain material residual value guarantees, and our variable lease payments were $3.5 million and $3.1 million during the years ended December 31, 2024 and 2023, respectively.
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet as of December 31, 2024 or 2023, and the rent expense for short-term leases was not material.
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

The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)

Operating lease cost	$27,751	$22,562	$21,420

Finance lease cost
Amortization of right-of-use asset	$997	$780	$878
Interest on lease liabilities	571	330	258
Total finance lease cost	$1,568	$1,110	$1,136

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,175	$19,080	$18,338

Operating and financing cash flows from finance leases were not material for the years ended December 31, 2024, 2023 and 2022.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023

	(In thousands, except lease term and discount rate)

Operating leases:
Total operating lease right-of-use assets	$118,551	$89,686

Accrued liabilities	$19,437	$18,226
Long-term operating lease liabilities	100,049	74,941
Total operating lease liabilities	$119,486	$93,167

Finance leases:
Other long-lived assets, at cost	$12,257	$6,560
Accumulated depreciation	(2,322)	(1,347)
Other long-lived assets, net	$9,935	$5,213

Accrued liabilities	$1,648	$719
Other long-term liabilities	8,845	6,084
Total finance lease liabilities	$10,493	$6,803

Weighted Average Remaining Lease Term
Operating leases	10 years	6 years
Finance leases	6 years	9 years

Weighted Average Discount Rate
Operating leases	6.2%	5.0%
Finance leases	4.8%	4.3%

The following table summarizes maturities of lease liabilities as of December 31, 2024 (in thousands):

2025	$28,148
2026	25,596
2027	16,739
2028	14,947
2029	12,820
Thereafter	80,017
Total	$178,267

The following table summarizes maturities of lease liabilities as of December 31, 2023 (in thousands):

2024	$18,664
2025	18,173
2026	16,527
2027	9,074
2028	7,350
Thereafter	28,068
Total	$97,856

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending up to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of December 31, 2024, the fixed, remaining base rent payments were approximately $20 million. In 2024, 2023, and 2022, we recognized $3.3 million, $4.1 million, and $10.1 million, respectively, related to the guarantees in selling, general and administrative expenses. These costs were excluded from Segment EBITDA of our Smart Infrastructure Solutions segment. As of December 31, 2024 and 2023, we had a liability for expected, future payments of $12.3 million and $11.3 million, respectively. The liability is based on certain assumptions that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 13: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,018,677	$—	$1,018,677	$907,331	$—	$907,331
Definite-lived intangible assets subject to amortization:
Developed technology	$341,303	$(247,904)	$93,399	$300,240	$(219,210)	$81,030
Customer relationships	454,298	(164,279)	290,019	296,616	(145,739)	150,877
Trademarks	72,804	(41,733)	31,071	43,862	(35,089)	8,773
Backlog	14,170	(13,705)	465	14,847	(13,483)	1,364
In-service research and development	5,000	(5,000)	—	5,000	(5,000)	—
Non-compete agreements	5,265	(1,145)	4,120	810	(710)	100
Total intangible assets subject to amortization	$892,840	$(473,766)	$419,074	$661,375	$(419,231)	$242,144
Indefinite-lived intangible assets not subject to amortization:
Trademarks	$—	$—	$—	$27,000	$—	$27,000
Total intangible assets not subject to amortization	$—	$—	$—	$27,000	$—	$27,000
Intangible assets	$892,840	$(473,766)	$419,074	$688,375	$(419,231)	$269,144
Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Smart Infrastructure Solutions	Automation Solutions	Consolidated
	(In thousands)
Balance at December 31, 2022	$477,834	$384,419	$862,253
Acquisitions	32,243	5,816	38,059
Translation impact	1,447	5,572	7,019
Balance at December 31, 2023	$511,524	$395,807	$907,331
Acquisitions	120,962	2,620	123,582
Translation impact	(3,128)	(9,108)	(12,236)
Balance at December 31, 2024	$629,358	$389,319	$1,018,677

The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Smart Infrastructure Solutions	Automation Solutions	Consolidated
	(In thousands)
Balance at December 31, 2022 and 2023	$27,000	$—	$27,000
Reclassify to definite-lived	(27,000)	—	(27,000)
Balance at December 31, 2024	$—	$—	$—
Annual Impairment Test
The annual measurement date for our goodwill impairment test is our fiscal November month-end. For our 2024 goodwill impairment test, we performed a qualitative assessment for all six reporting units and determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value. Therefore, we did not record any goodwill impairment in 2024. We did not recognize any goodwill or indefinite-lived intangible asset impairment in 2023 or 2022.
Amortization Expense
We recognized amortization expense in income from continuing operations of $59.4 million, $48.1 million, and $41.7 million in 2024, 2023, and 2022, respectively. We expect to recognize annual amortization expense of $61.3 million in 2025, $50.7 million in 2026, $45.9 million in 2027, $36.8 million in 2028, and $31.0 million in 2029 related to our intangible assets balance as of December 31, 2024.
The weighted-average amortization period for our customer relationships, trademarks, developed technology, non-compete agreements, and backlog is 19.5 years, 7.5 years, 7.3 years, 5.0 years, 5.0 years, and 5.0 years, respectively.
At the beginning of 2024, we re-evaluated the useful life of a certain trademark in our Smart Infrastructure Solutions segment and concluded that an indefinite life for this trademark was no longer appropriate. We estimated a useful life of eight years for the trademark and will re-evaluate this estimate if and when our expected use of the trademark changes. We began amortizing the trademark in 2024, which resulted in amortization expense of $3.4 million for the year ended December 31, 2024. As of December 31, 2024 and 2023, the net book value of this trademark was $23.6 million and $27.0 million, respectively.
Note 14: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2024	2023
	(In thousands)
Wages, severance and related taxes	$79,479	$71,880
Accrued rebates	51,063	49,255
Employee benefits	26,101	27,487
Deferred revenue	29,781	23,718
Lease liabilities	21,085	18,945
Accrued interest	17,628	18,774
Other (individual items less than 5% of total current liabilities)	81,843	80,230
Accrued liabilities	$306,980	$290,289

Note 15: Restructuring Activities
During 2024, 2023 and 2022, we incurred costs related to the programs described below. We also incurred costs related to other individually insignificant programs.
Productivity Initiative Program
We initiated a productivity program in response to weaker economic conditions experienced in the second half of 2023. The Smart Infrastructure Solutions and Automation Solutions segments incurred $2.6 million and $0.5 million, respectively, of severance and other costs during the year ended December 31, 2024 and $3.6 million and $5.5 million, respectively, during the year ended December 31, 2023.
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, primarily by focusing on consolidating existing and acquired facilities as well as other support functions. The Smart Infrastructure Solutions segment incurred $11.6 million, $6.5 million, and $4.8 million of restructuring and integration costs during the years ended December 31, 2024, 2023, and 2022, respectively. The Automation Solutions segment incurred $2.1 million, $3.0 million, and $3.4 million of restructuring and integration costs during the years ended December 31, 2024, 2023, and 2022, respectively.
Manufacturing Footprint Program
We consolidated our manufacturing footprint in the Americas region during 2022. The Smart Infrastructure Solutions and Automation Solutions segments incurred $3.3 million and $5.0 million, respectively, of severance and other costs during the year ended December 31, 2022.

The following table summarizes the costs of the programs described above by segment, all of which were excluded from Segment EBITDA:

	Severance	Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2024
Smart Infrastructure Solutions	$1,824	$12,387	$14,211
Automation Solutions	52	2,557	2,609
Total	$1,876	$14,944	$16,820

Year Ended December 31, 2023
Smart Infrastructure Solutions	$4,180	$5,948	$10,128
Automation Solutions	4,674	3,852	8,526
Total	$8,854	$9,800	$18,654

Year Ended December 31, 2022
Smart Infrastructure Solutions	$1,070	$7,060	$8,130
Automation Solutions	493	7,847	8,340
Total	$1,563	$14,907	$16,470

The restructuring and integration costs incurred during 2024, 2023, and 2022 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

The following table summarizes the costs of the programs described above by financial statement line item in the Consolidated Statement of Operations:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cost of sales	$1,318	$1,667	$10,060
Selling, general and administrative expenses	15,375	15,362	6,410
Research and development expenses	127	1,625	—
Total	$16,820	$18,654	$16,470
Accrued Severance
The table below sets forth severance activity included in accrued liabilities that occurred for the Acquisition Integration Program and Productivity Initiative Program described above (in thousands).

Balance at December 31, 2022	$—
New charges	8,254
Cash payments	(3,151)
Foreign currency translation	68
Other adjustments	(161)
Balance at December 31, 2023	$5,010
New charges	1,876
Cash payments	(1,208)
Foreign currency translation	(35)
Other adjustments	(564)
Balance at December 31, 2024	$5,079
Note 16: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2024	2023
	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	465,795	497,025
3.875% Senior subordinated notes due 2028	362,285	386,575
3.375% Senior subordinated notes due 2031	310,530	331,350
Total senior subordinated notes	1,138,610	1,214,950
Less unamortized debt issuance costs	(8,509)	(10,739)
Long-term debt	$1,130,101	$1,204,211
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of December 31, 2024, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $282.4 million.

Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2024 is $465.8 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2024 is $362.3 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of December 31, 2024 is $310.5 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
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
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2024 was approximately $1,126.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,138.6 million as of December 31, 2024.
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

Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2024 are as follows (in thousands):

2025	$—
2026	—
2027	465,795
2028	362,285
2029	—
Thereafter	310,530
$1,138,610
Note 17: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2024, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the years ended December 31, 2024, 2023, and 2022, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $40.0 million, $(21.5) million, and $41.9 million, respectively.
Note 18: Income Taxes

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Income from continuing operations before taxes:
United States operations	$74,850	$86,805	$97,900
Foreign operations	153,092	198,951	219,493
Income from continuing operations before taxes	$227,942	$285,756	$317,393
Income tax expense (benefit):
Currently payable
United States federal	$29,589	$34,091	$34,310
United States state and local	1,573	3,900	4,801
Foreign	14,320	18,166	6,677
	45,482	56,157	45,788
Deferred
United States federal	(6,342)	(7,497)	(446)
United States state and local	(1,041)	(623)	(50)
Foreign	(8,571)	(4,837)	4,353
	(15,954)	(12,957)	3,857
Income tax expense	$29,528	$43,200	$49,645

In addition to the above income tax expense associated with continuing operations, we also recorded an income tax benefit associated with discontinued operations of $2.5 million in 2022.

	Years Ended December 31,
	2024	2023	2022
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes	(0.2)%	0.8%	1.2%
Impact of change in tax contingencies	3.8%	0.3%	0.1%
Foreign income tax rate differences	(11.6)%	(10.5)%	(10.9)%
Impact of change in deferred tax asset valuation allowance	(0.5)%	0.5%	(2.5)%
Domestic permanent differences and tax credits	(0.5)%	2.9%	6.3%
Impact of share-based compensation	1.0%	0.1%	0.4%
	13.0%	15.1%	15.6%

In 2024, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. Foreign tax rate differences resulted in an income tax benefit of $26.4 million, $30.1 million, and $34.4 million in 2024, 2023, and 2022, respectively. Changes in tax contingencies, primarily associated with our foreign tax credit, was another significant difference between the U.S. federal statutory tax rate and our effective tax rate in 2024.

If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our intent to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities.

The components of deferred income taxes were as follows:

	December 31,
	2024	2023
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(136,386)	$(98,112)
Right of use asset	(31,603)	(21,440)
	(167,989)	(119,552)
Deferred income tax assets:
Net operating loss, capital loss, and tax credit carryforwards	115,591	114,896
Reserves and accruals	54,085	41,474
Lease liability	32,351	22,073
Postretirement, pensions, and stock compensation	13,045	17,052
Valuation allowances	(108,064)	(109,676)
	107,008	85,819
Net deferred income tax liability	$(60,981)	$(33,733)

The net increase in deferred tax liabilities primarily relates to the deferred tax liabilities associated with the intangible assets of the Precision acquisition.

As of December 31, 2024, we had $92.0 million of gross net operating loss carryforwards, $15.1 million of tax credit carryforwards, and $395.7 million of gross capital loss carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $9.1 million between 2025 and 2027 and $36.5 million between 2028 and 2043. Net operating loss with an indefinite carryforward period total $46.4 million. Of the $92.0 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $34.8 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.

Unless otherwise utilized, tax credit carryforwards of $15.1 million will expire as follows: $0.1 million in 2024, $8.5 million between 2025 and 2027 and $4.0 million between 2028 and 2043. Tax credit carryforwards with an indefinite carryforward period total $2.5 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $11.8 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

Unless otherwise utilized, of the $395.7 million in gross capital loss carryforwards, $351.5 million will expire between 2025 and 2029 and the remaining $44.2 million have an indefinite carryforward period. A full valuation allowance has been recorded as we do not expect to be able to utilize the capital losses.

The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2024 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
United States - Federal and various states	$39,265
Germany	19,369
United Kingdom	17,771
Other	8,070
Australia	7,501
Total	$91,976

Tax Credit Carryforwards
(In thousands)
United States	$13,039
Belgium	2,046
Total	$15,085
In 2024, we recognized a net $8.5 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2024	2023
	(In thousands)
Balance at beginning of year	$7,143	$6,180
Additions for tax positions of prior years	9,354	605
Additions based on tax positions related to the current year	524	358
Reduction for tax positions of prior years	(1,340)	—
Balance at end of year	$15,681	$7,143
The balance of $15.7 million at December 31, 2024 reflects tax positions that, if recognized, would impact our effective tax rate. Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. As of December 31, 2024 and 2023, we accrued $0.1 million and $0.0 million for the payment of interest and penalties.

Our federal tax return for the tax years 2015 and later remain subject to examination by the Internal Revenue Service. Our state and foreign income tax returns for the tax years 2014 and later remain subject to examination by various state and foreign tax authorities.

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

Benefits provided to employees under defined contribution plans include cash and stock contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2024, 2023, and 2022 was $14.4 million, $14.0 million, and $13.4 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2024	2023	2024	2023
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(342,759)	$(317,424)	$(21,312)	$(19,944)
Service cost	(3,131)	(2,632)	(39)	(11)
Interest cost	(14,759)	(15,237)	(949)	(1,012)
Participant contributions	(424)	(435)	(3)	(3)
Actuarial gain (loss)	25,815	(16,231)	(175)	(1,179)
Settlements	8,338	2,987	—	—
Plan amendments	104	—	—	—
Foreign currency exchange rate changes	7,681	(12,427)	1,549	(492)
Benefits paid	15,706	18,640	1,405	1,329
Benefit obligation, end of year	$(303,429)	$(342,759)	$(19,524)	$(21,312)

	Pension Benefits		Other Benefits
Years Ended December 31,	2024	2023	2024	2023
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$301,378	$281,332	$—	$—
Actual return on plan assets	641	21,141	—	—
Employer contributions	10,427	8,432	1,402	1,326
Plan participant contributions	424	435	3	3
Settlements	(8,292)	(2,987)	—	—
Foreign currency exchange rate changes	(5,696)	11,665	—	—
Benefits paid	(15,706)	(18,640)	(1,405)	(1,329)
Fair value of plan assets, end of year	$283,176	$301,378	$—	$—

Funded status, end of year	$(20,253)	$(41,381)	$(19,524)	$(21,312)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$27,842	$16,358	$—	$—
Accrued benefit liability, current	(2,969)	(3,051)	(1,390)	(1,427)
Accrued benefit liability, noncurrent	(45,126)	(54,688)	(18,134)	(19,885)
Net funded status	$(20,253)	$(41,381)	$(19,524)	$(21,312)

The accumulated benefit obligation for all defined benefit pension plans was $320.6 million and $360.7 million at December 31, 2024 and 2023, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $142.1 million, $140.2 million, and $94.0 million, respectively, as of December 31, 2024 and $281.1 million, $278.4 million, and $224.0 million, respectively, as of December 31, 2023.

The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $19.5 million and $0.0 million, respectively, as of December 31, 2024 and were $21.3 million and $0.0 million, respectively, as of December 31, 2023.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2024	2023	2022	2024	2023	2022
			(In thousands)
Components of net periodic benefit cost:
Service cost	$3,131	$2,632	$3,491	$39	$11	$24
Interest cost	14,759	15,237	9,248	949	1,012	761
Expected return on plan assets	(16,299)	(16,512)	(16,023)	—	—	—
Amortization of prior service cost	180	176	174	—	—	—
Settlement loss (gain)	1,147	(101)	1,189	—	—	—
Net loss (gain) recognition	(110)	(938)	734	(411)	(737)	(73)
Net periodic benefit cost (income)	$2,808	$494	$(1,187)	$577	$286	$712

We recorded settlement losses totaling $1.1 million and $1.2 million during 2024 and 2022, respectively. The settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2024	2023	2024	2023
Weighted average assumptions for benefit obligations at year end:
Discount rate	5.1%	4.5%	4.7%	4.7%
Salary increase	3.2%	3.2%	N/A	N/A
Cash balance interest credit rate	4.4%	4.4%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	4.5%	4.9%	4.7%	5.2%
Salary increase	3.2%	3.2%	N/A	N/A
Cash balance interest credit rate	4.4%	4.5%	N/A	N/A
Expected return on assets	5.2%	5.2%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.1%	5.2%
Rate that the cost trend rate gradually declines to	N/A	N/A	4.6%	4.6%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2028	2028

During 2023, there was a ruling in the United Kingdom related to the validity of certain amendments to benefits in contracted-out salary-related defined benefit pension plans. In 2024, the ruling was upheld by the Court of Appeals in London. The ruling may potentially be applicable to certain defined benefit pension plans we have in the United Kingdom. While we do not believe the impact of this ruling will have a material impact to our financial statements, we may face increased projected benefit obligations, additional funding obligations and costs associated with the benefit correction process. We will continue to investigate whether any of our plans are impacted. As of December 31, 2024, no specific adjustments for this matter have been included in estimating our projected benefit obligation and related net periodic benefit costs.

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 45-50% in asset protection investments and 50-55% in asset growth investments and for our pension plans where the majority of the participants are in payment or terminated vested status is 80-95% in asset protection investments and 5-20% in asset growth investments. Asset growth investments include a diversified mix of U.S. and international equity, primarily invested through investment funds. Asset protection investments include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for securities and instruments of the type in which our plans invest.

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

The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2024				December 31, 2023
	Fair Market Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value	Fair Market Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Investments Measured at Net Asset Value
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$40,260	$—	$—	$40,260	$34,966	$—	$—	$34,966
Non-U.S. equities fund	37,321	—	—	37,321	35,939	—	—	35,939
Debt securities(b)
Government bond fund	63,502	—	—	63,502	77,480	—	—	77,480
Corporate bond fund	62,950	—	—	62,950	62,456	—	—	62,456
Fixed income fund(c)	20,348	—	—	20,348	22,673	—	—	22,673
Liability driven investment fund(d)	43,354	—	—	43,354	51,412	—	—	51,412
Other investments(e)	7,382	—	—	7,382	9,565	—	—	9,565
Cash and equivalents	8,059	3,404	—	4,655	6,887	2,662	—	4,225
Total	$283,176	$3,404	$—	$279,772	$301,378	$2,662	$—	$298,716

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
The following table reflects the benefits as of December 31, 2024 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2025	$20,449	$1,424
2026	20,417	1,409
2027	20,756	1,401
2028	23,151	1,405
2029	22,820	1,397
2029-2033	103,486	6,892
Total	$211,079	$13,928
We anticipate contributing $7.6 million and $1.4 million to our pension and other postretirement plans, respectively, during 2025.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2024 and the changes in these amounts during the year ended December 31, 2024 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$13,120	$(4,398)
Net prior service cost	1,831	—
	$14,951	$(4,398)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$24,298	$(5,322)
Amortization of actuarial gain	110	411
Actuarial loss (gain)	(25,815)	175
Asset loss	15,658	—
Settlement loss recognized	(1,147)	—
Currency impact	16	338
Net actuarial loss (gain), end of year	$13,120	$(4,398)

Prior service cost, beginning of year	$2,148	$—
Amortization of prior service cost	(180)	—
Prior service credit occurring during the year	(104)	—
Currency impact	(33)	—
Prior service cost, end of year	$1,831	$—

Note 20: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2022	$(1,944)	$(3,927)	$(5,871)

Other comprehensive loss attributable to Belden before reclassifications	(24,431)	(9,696)	(34,127)
Amounts reclassified from accumulated other comprehensive income	(139)	(1,142)	(1,281)
Net current period other comprehensive loss attributable to Belden	(24,570)	(10,838)	(35,408)
Balance at December 31, 2023	$(26,514)	$(14,765)	$(41,279)

Other comprehensive income attributable to Belden before reclassifications	29,643	8,364	38,007
Amounts reclassified from accumulated other comprehensive income	—	(260)	(260)
Net current period other comprehensive income attributable to Belden	29,643	8,104	37,747
Balance at December 31, 2024	$3,129	$(6,661)	$(3,532)
As of December 31, 2024 and 2023, the tax balances included in accumulated other comprehensive income (loss) in the table above are not material.
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial gains	$(521)	(1)
Prior service cost	180	(1)
Total before tax	(341)
Tax expense	81
Total net of tax	$(260)
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
Note 21: Share-Based Compensation
Compensation cost included in income from continuing operations, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Total share-based compensation cost	$27,532	$21,024	$23,454
Income tax benefit	6,553	5,004	5,582

We currently have outstanding stock appreciation rights (SARs), restricted stock units with service vesting conditions, restricted stock units with performance vesting conditions, and restricted stock units with market conditions. We grant SARs with an exercise price equal to the closing market price of our common stock on the grant date. Generally, SARs may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. We did not grant any SARs in 2024. Certain awards provide for accelerated vesting in certain circumstances, including following a change in control of the Company. Restricted stock units with service conditions generally vest 3-5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest on the second or third anniversary of their grant date. Restricted stock units issued based on the attainment of market conditions generally vest on the third anniversary of their grant date.
We recognize compensation cost for all awards based on their fair values. The fair values for SARs are estimated on the grant date using the Black-Scholes-Merton option-pricing formula. Expected volatility is based on historical volatility, and expected term is based on historical exercise patterns of SAR holders. The fair value of restricted stock units with service vesting conditions or performance vesting conditions is the closing market price of our common stock on the date of grant. We estimate the fair value of certain restricted stock units with market conditions using a Monte Carlo simulation valuation model with the assistance of a third party valuation firm. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions and graded vesting are amortized to expense using the graded attribution method. The following table presents the assumptions used for equity awards.

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs granted	n/a	$39.44	$21.85
Total intrinsic value of SARs exercised	5,696	12,229	4,384
Tax expense (benefit) from SARs exercised	(420)	660	678
Weighted-average fair value of restricted stock units granted	89.98	95.32	61.61
Total fair value of restricted stock units vested	14,031	19,821	16,830
Expected volatility	38.88%	43.45%	43.00%
Expected term (in years)	2.9	5.7	5.6
Risk-free rate	4.40%	4.26%	1.89%
Dividend yield	0.25%	0.23%	0.37%

	Stock Appreciation Rights				Restricted Stock Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2024	413	$64.97	6.6	$6,220	699	$71.95
Granted	—	—			467	89.98
Exercised or converted	(143)	61.94			(254)	55.18
Forfeited or expired	(7)	77.60			(21)	76.74
Outstanding at December 31, 2024	263	$66.29	6.5	$12,199	891	$83.35

Exercisable or convertible at December 31, 2024	167	$60.66	5.7	$8,696
At December 31, 2024, the total unrecognized compensation cost related to all nonvested awards was $32.9 million. That cost is expected to be recognized over a weighted-average period of 1.9 years. Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.
Note 22: Share Repurchases
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During 2024, our Board of Directors increased the authorizations under this program by $300.0 million.

During 2024, we repurchased 1.3 million shares of our common stock for an aggregate cost of $132.9 million at an average price per share of $100.15. During 2023, we repurchased 2.3 million shares of our common stock for an aggregate cost of $192.1 million at an average price per share of $85.27. During 2022, we repurchased 2.6 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $57.95. As of December 31, 2024, we had $340.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.
Note 23: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which eight are distributors, constitute in aggregate approximately 46%, 44%, and 45% of revenues in 2024, 2023, and 2022, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2024, we were committed to purchase approximately 3.5 million pounds of copper at an aggregate fixed cost of $15.0 million. At December 31, 2024, this fixed cost was $1.1 million greater than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 26% of our labor force is covered by collective bargaining agreements at various locations around the world, and we expect to renegotiate these agreements during 2025.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2024 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2024 and 2023 was approximately $1,126.6 million and $1,141.8 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,138.6 million and $1,215.0 million as of December 31, 2024 and 2023, respectively.
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
Letters of Credit, Guarantees and Bonds
At December 31, 2024, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $9.4 million, $6.4 million, and $6.2 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.
Note 25: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2024	2023	2022
		(In thousands)
Income tax refunds received	$25,785	$6,680	$16,480
Income taxes paid	(71,133)	(62,367)	(71,255)
Interest paid	(42,402)	(42,105)	(45,168)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As permitted, that evaluation excluded the business operations of Precision and Voleatech which were acquired in 2024. The acquired business operations excluded from our evaluation collectively constituted approximately 11% and 24% of our total assets and net assets as of December 31, 2024, respectively, and 3% and -1% of our revenues and operating income for the year ended December 31, 2024, respectively. The operations of the acquired business will be included in our 2025 evaluation. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024, the Company’s internal control over financial reporting was effective.
Ernst & Young, LLP, an independent registered public accounting firm, who audited the Company's Consolidated Financial Statements at December 31, 2024 and the year then ended included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, at December 31, 2024, which is included herein.

Changes to Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Precision and Voleatech, which are included in the 2024 consolidated financial statements of the Company and constituted 11% and 24% of total assets and net assets, respectively, as of December 31, 2024 and 3% and -1% of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Precision and Voleatech.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
St. Louis, Missouri
February 13, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Plans
The adoption, modification, or termination of contracts for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Total SARs	Total Shares
Ashish Chand (1)	President and Chief Executive Officer	Adoption	11/01/2024	3/31/2025	16,979	14,535
Brian Lieser (2)	Executive Vice President, Automation Solutions	Adoption	11/07/2024	11/28/2025	5,901	22,364
Leah Tate (3)	Senior Vice President, Human Resources	Adoption	11/08/2024	12/31/2025	2,108	2,400
(1) Ashish Chand, President and Chief Executive Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 1, 2024. Mr. Chand's plan provides for the exercise of up to 16,979 stock appreciation rights and the sale of up to 14,535 shares of Belden common stock. The plan expires on March 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

(2) Brian Lieser, Executive Vice President, Automation Solutions, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 7, 2024. Mr. Lieser's plan provides for the exercise of up to 5,901 stock appreciation rights and the sale of up to 22,364 shares of Belden common stock. The plan expires on November 28, 2025, or upon the earlier completion of all authorized transactions under the plan.

(3) Leah Tate, Senior Vice President, Human Resources, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 8, 2024. Mrs. Tate's plan provides for the exercise of up to 2,108 stock appreciation rights and the sale of up to 2,400 shares of Belden common stock. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.
Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is incorporated herein by reference to “Corporate Governance-Proposal I-Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” Information regarding the Company's insider trading policy is incorporated herein by reference to "Compensation Policies and Other Considerations" as described in the Proxy Statement. The additional information required by this Item is incorporated herein by reference to "Board Committees," "Corporate Governance Documents," "Ownership Information-Section 16(a) Reports," and "General Information-Stockholder Proposals for the 2026 Annual Meeting,” as described in the Proxy Statement.

Item 11. Executive Compensation
Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance Risk Oversight” as described in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2024” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Snapshot of 2025 Director Nominees" as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2024 and 2023” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.
Our independent registered public accounting firm is Ernst & Young LLP, St. Louis, MO, Auditor Firm ID: 42.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Report:

1.Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
    Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2024
    Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2024
    Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2024
    Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2024
    Notes to Consolidated Financial Statements

2.Financial Statement Schedule
    Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
			(In thousands)
Accounts Receivable —
Allowance for Doubtful Accounts:
2024	$23,114	$3,198	$—	$(167)	$(677)	$(211)	$25,257
2023	7,954	16,167	—	(154)	(861)	8	23,114
2022	4,864	6,934	—	(3,648)	(121)	(75)	7,954
Inventories —
Excess and Obsolete Allowances:
2024	$67,868	$19,896	$313	$(12,120)	$(3,976)	$(871)	71,110
2023	45,913	28,018	3,844	(8,220)	(1,900)	213	67,868
2022	45,663	8,349	813	(4,116)	(4,102)	(694)	45,913
Deferred Income Tax Asset —
Valuation Allowance:
2024	$109,676	$983	$1,303	$—	$(3,546)	$(352)	$108,064
2023	142,330	2,360	389	(35,085)	(549)	231	109,676
2022	66,960	12,861	73,432	—	(10,333)	(590)	142,330
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.    Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Bylaws	December 6, 2022 Form 8-K, Exhibit 3.1

4.1	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1

4.2	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1

4.3	Indenture relating to 3.375% Senior Subordinated Notes due 2031	August 3, 2021 Form 8-K, Exhibit 4.1

4.4	Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	August 3, 2020 Form 10-Q, Exhibit 4.1

10.1	Trademark License Agreement	February 15, 2022 Form 10-K, Exhibit 10.1

10.2*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.3*	Belden Inc. 2021 Long Term Incentive Plan	April 8, 2021 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	February 15, 2022 Form 10-K, Exhibit 10.4

10.5*	Form of Performance Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.5

10.6*	Form of Restricted Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.6

10.7*	Form of Stretch Achievement Stock Award	August 8, 2022 Form 10-Q, Exhibit 10.1

10.8*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 13, 2024 Form 10-K, Exhibit 10.8

10.9*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.10*	Belden Supplemental Excess Defined Benefit Plan	February 16, 2021 Form 10-K, Exhibit 10.9

10.11*	Belden Supplemental Excess Defined Contribution Plan	February 16, 2021 Form 10-K, Exhibit 10.10

10.12*	Executive Severance Plan, as amended and restated	February 13, 2024 Form 10-K, Exhibit 10.12

10.13*	Form of Business Protection Agreement with each of the Executive Officers	July 31, 2020 Form 8-K, Exhibit 10.3

10.14*	Belden Inc. 2021 Employee Stock Purchase Plan	April 8, 2021 Proxy Statement, Appendix III

10.15*	Form of Indemnification Agreement with each of the Directors and Officers	March 1, 2007 Form 10-K, Exhibit 10.39

10.16	Second Amended and Restated Credit Agreement	June 2, 2021, Form 8-K, Exhibit 10.1

10.17	Amendment No. 1 to Second Amended and Restated Credit Agreement	January 5, 2023 Form 8-K, Exhibit 10.1

14.1	Code of Ethics	August 25, 2020 Form 8-K, Exhibit 14.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

19.1	Insider Trading Policy	Filed herewith

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Independent Registered Accounting Firm	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	February 13, 2024 Form 10-K, Exhibit 97.1

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

BELDEN INC.

	By	/s/ ASHISH CHAND
Ashish Chand
Date: February 13, 2025		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ASHISH CHAND	President and Chief Executive Officer	February 13, 2025
Ashish Chand

/s/ JEREMY PARKS	Senior Vice President, Finance, and Chief Financial Officer	February 13, 2025
Jeremy Parks

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 13, 2025
Douglas R. Zink

/s/ DAVID ALDRICH*	Lead Independent Director and Chairman	February 13, 2025
David Aldrich

/s/ LANCE C. BALK*	Director	February 13, 2025
Lance C. Balk

/s/ DIANE D. BRINK*	Director	February 13, 2025
Diane D. Brink

/s/ JUDY L. BROWN*	Director	February 13, 2025
Judy L. Brown

/s/ NANCY CALDERON*	Director	February 13, 2025
Nancy Calderon

/s/ JONATHAN KLEIN*	Director	February 13, 2025
Jonathan Klein

/s/ VIVIE LEE*	Director	February 13, 2025
Vivie Lee

/s/ GREGORY J. MCCRAY*	Director	February 13, 2025
Gregory J. McCray

/s/ ASHISH CHAND
*By Ashish Chand, Attorney-in-fact