Form 10-Q
period 2025-03-30
BELDEN INC.
filed 2025-05-01
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
or
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
As of April 29, 2025, the Registrant had 39,496,863 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2025	December 31, 2024

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$258,997	$370,302
Receivables, net	419,970	409,711
Inventories, net	373,045	343,099
Other current assets	80,509	73,117
Total current assets	1,132,521	1,196,229
Property, plant and equipment, less accumulated depreciation	505,648	495,625
Operating lease right-of-use assets	116,119	118,551
Goodwill	1,018,777	1,018,677
Intangible assets, less accumulated amortization	416,666	419,074
Deferred income taxes	16,289	16,353
Other long-lived assets	64,493	63,429
	$3,270,513	$3,327,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307,057	$315,724
Accrued liabilities	281,171	306,980
Total current liabilities	588,228	622,704
Long-term debt	1,178,604	1,130,101
Postretirement benefits	65,247	63,260
Deferred income taxes	77,463	77,333
Long-term operating lease liabilities	97,158	100,049
Other long-term liabilities	41,306	39,755
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	840,565	839,755
Retained earnings	1,225,949	1,176,036
Accumulated other comprehensive loss	(40,682)	(3,532)
Treasury stock	(803,828)	(718,026)
Total stockholders’ equity	1,222,507	1,294,736
	$3,270,513	$3,327,938
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands, except per share data)
Revenues	$624,861	$535,675
Cost of sales	(379,021)	(334,079)
Gross profit	245,840	201,596
Selling, general and administrative expenses	(131,522)	(110,768)
Research and development expenses	(28,417)	(26,999)
Amortization of intangibles	(13,275)	(10,809)
Operating income	72,626	53,020
Interest expense, net	(10,104)	(7,582)
Non-operating pension benefit (cost)	(441)	231
Income before taxes	62,081	45,669
Income tax expense	(10,144)	(8,360)
Net income	51,937	37,309
Less: Net loss attributable to noncontrolling interest	—	(4)
Net income attributable to Belden stockholders	$51,937	$37,313

Weighted average number of common shares and equivalents:
Basic	40,166	40,986
Diluted	40,844	41,491

Basic income per share attributable to Belden stockholders	$1.29	$0.91

Diluted income per share attributable to Belden stockholders	$1.27	$0.90

Comprehensive income attributable to Belden	$14,787	$46,461

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Cash flows from operating activities:
Net income	$51,937	$37,309
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,784	26,987
Share-based compensation	7,776	6,397
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(5,934)	54,472
Inventories	(26,676)	(9,657)
Accounts payable	(8,612)	(76,904)
Accrued liabilities	(40,913)	(45,868)
Income taxes	6,813	9,470
Other assets	(3,634)	(1,353)
Other liabilities	(3,100)	1,868
Net cash provided by operating activities	7,441	2,721
Cash flows from investing activities:
Capital expenditures	(32,202)	(24,250)
Proceeds from disposal of tangible assets	106	60
Cash from business acquisitions	7,918	—
Net cash used for investing activities	(24,178)	(24,190)
Cash flows from financing activities:
Payments under share repurchase program	(84,492)	(57,865)
Withholding tax payments for share-based payment awards	(13,671)	(7,921)
Cash dividends paid	(2,017)	(2,075)
Payments under financing lease obligations	(422)	(227)
Proceeds from issuance of common stock	3,818	3,152
Net cash used for financing activities	(96,784)	(64,936)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,216	(3,809)
Decrease in cash and cash equivalents	(111,305)	(90,214)
Cash and cash equivalents, beginning of period	370,302	597,044
Cash and cash equivalents, end of period	$258,997	$506,830
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
	(In thousands)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$1,294,736
Net income	—	—	—	51,937	—	—	—	51,937
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37,150)	(37,150)
Common stock issuance	—	—	2,083	—	48	1,735	—	3,818
Retirement Savings Plan stock contributions	—	—	1,454	—	20	705	—	2,159
Exercise of stock options, net of tax withholding forfeitures	—	—	(445)	—	6	(198)	—	(643)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,058)	—	162	(2,970)	—	(13,028)
Share repurchase including excise tax	—	—	—	—	(810)	(85,074)	—	(85,074)
Share-based compensation	—	—	7,776	—	—	—	—	7,776
Common stock dividends ($0.05 per share)	—	—	—	(2,024)	—	—	—	(2,024)
Balance at March 30, 2025	50,335	$503	$840,565	$1,225,949	(10,698)	$(803,828)	$(40,682)	$1,222,507

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	37,313	—	—	—	(4)	37,309
Other comprehensive income, net of tax	—	—	—	—	—	—	9,148	—	9,148
Common stock issuance	—	—	477	—	48	2,675	—	—	3,152
Retirement Savings Plan stock contributions	—	—	641	—	22	1,187	—	—	1,828
Exercise of stock options, net of tax withholding forfeitures	—	—	(483)	—	8	99	—	—	(384)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,991)	—	138	3,454	—	—	(7,537)
Share repurchase including excise tax	—	—	—	—	(675)	(58,270)	—	—	(58,270)
Share-based compensation	—	—	6,397	—	—	—	—	—	6,397
Common stock dividends ($0.05 per share)	—	—	—	(2,059)	—	—	—	—	(2,059)
Balance at March 31, 2024	50,335	$503	$814,704	$1,021,061	(9,667)	$(648,292)	$(32,131)	$41	$1,155,886

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include Belden Inc. and all of its subsidiaries (the Company, us, we, or our). We eliminate all significant affiliate accounts and transactions in consolidation. The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2024:
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2024 Annual Report on Form 10-K.
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

Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 30, 2025, the 89th day of our fiscal year 2025. Our fiscal second and third quarters each have 91 days. The three months ended March 31, 2024 included 91 days.
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
As of and during the three months ended March 30, 2025 and March 31, 2024, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 30, 2025 and March 31, 2024.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of March 30, 2025, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of March 30, 2025, we were party to surety bonds, standby letters of credit, and bank guaranties totaling $12.5 million, $9.4 million, and $4.9 million, respectively.
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
Current Year Adoption of Accounting Pronouncements
None of the accounting pronouncements that became effective during 2025 had a material impact to our condensed consolidated financial statements or disclosures.

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

	Broadband Solutions	Automation Solutions	Smart Buildings Solutions	Total Revenues

Three Months Ended March 30, 2025	(In thousands)
Smart Infrastructure Solutions	$146,647	$—	$127,403	$274,050
Automation Solutions	—	350,811	—	350,811
Total	$146,647	$350,811	$127,403	$624,861

Three Months Ended March 31, 2024
Smart Infrastructure Solutions	$112,100	$—	$121,989	$234,089
Automation Solutions	—	301,586	—	301,586
Total	$112,100	$301,586	$121,989	$535,675
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended March 30, 2025	(In thousands)
Smart Infrastructure Solutions	$219,453	$39,304	$15,293	$274,050
Automation Solutions	208,778	85,798	56,235	350,811
Total	$428,231	$125,102	$71,528	$624,861

Three Months Ended March 31, 2024
Smart Infrastructure Solutions	$166,329	$45,688	$22,072	$234,089
Automation Solutions	182,890	77,856	40,840	301,586
Total	$349,219	$123,544	$62,912	$535,675

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three months ended March 30, 2025 and March 31, 2024. The following table presents estimated and accrued variable consideration:

	March 30, 2025	December 31, 2024

	(in thousands)
Accrued rebates included in accrued liabilities	$38,073	$51,063
Accrued returns included in accrued liabilities	15,238	15,950
Price adjustments recognized against gross accounts receivable	30,020	29,100

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of March 30, 2025, total deferred revenue was $43.4 million, and of this amount, $32.5 million is expected to be recognized within the next twelve months, and the remaining $10.9 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three months ended March 30, 2025 and March 31, 2024, respectively:

	2025	2024

	(In thousands)
Beginning balance at January 1	$40,128	$31,062
New deferrals	13,735	6,280
Revenue recognized	(10,420)	(7,392)
Balance at the end of Q1	$43,443	$29,950
Service-type warranties represent $14.6 million of the deferred revenue balance at March 30, 2025, and of this amount $6.1 million is expected to be recognized in the next twelve months, and the remaining $8.5 million is long-term and will be recognized over a period greater than twelve months. As of March 30, 2025 and December 31, 2024, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Capitalized sales commissions as of March 30, 2025 and December 31, 2024 were not material. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Sales commissions	$5,986	$5,323
Note 3:  Acquisitions
On June 30, 2024, we acquired Precision and accounted for it as a business combination. During the three months ended March 30, 2025, we received $7.9 million related to an adjustment of the consideration paid. Including this adjustment, the total consideration paid for Precision, net of cash acquired, was $281.7 million and was funded with cash on hand. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Smart Infrastructure Solutions segment.
The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for Precision as of the acquisition date (in thousands):

Receivables	$24,191
Inventory	7,098
Other current assets	1,486
Property, plant and equipment	5,330
Intangible assets	194,100
Goodwill	114,097
Operating lease right-of-use assets	2,731
Total assets acquired	$349,033
Accounts payable	$11,662
Accrued liabilities	10,143
Deferred income taxes	42,825
Long-term operating lease liabilities	2,468
Other long-term liabilities	222
Total liabilities assumed	$67,320

Net assets	$281,713
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

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$24,700	5.0
Customer relationships	161,900	20.0
Trademarks	3,000	2.5
Non-compete agreements	4,500	5.0
Total intangible assets subject to amortization	$194,100

Intangible assets not subject to amortization:
Goodwill	$114,097	n/a
Total intangible assets not subject to amortization	$114,097

Total intangible assets	$308,197
Weighted average amortization period		17.5

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

Three Months Ended
March 31, 2024
(In thousands, except per share data)
(Unaudited)
Revenues	$574,714
Net income attributable to Belden stockholders	35,393
Diluted income per share attributable to Belden stockholders	$0.85
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
Operating Segment Information

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Smart Infrastructure Solutions

Segment Revenues	$274,050	$234,089
Affiliate Revenues	30	39
Segment Cost of Sales	(182,008)	(163,425)
Segment Selling, General and Administrative Expenses	(50,392)	(37,074)
Segment Research and Development Expenses	(10,545)	(7,841)
Segment EBITDA	$31,135	$25,788

Segment assets	650,925	$610,106

Items excluded from segment measures:
Depreciation expense	$6,572	$6,305
Amortization of intangibles	8,656	5,719
Amortization of software development intangible assets	18	—
Severance, restructuring, and acquisition integration costs	957	1,590

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Automation Solutions

Segment Revenues	$350,811	$301,586
Affiliate Revenues	328	399
Segment Cost of Sales	(185,951)	(159,078)
Segment Selling, General and Administrative Expenses	(74,124)	(66,417)
Segment Research and Development Expenses	(17,739)	(17,745)
Segment EBITDA	$73,325	$58,745

Segment assets	$828,594	$754,732

Items excluded from segment measures:
Depreciation expense	$7,324	$7,160
Amortization of intangibles	4,619	5,090
Amortization of software development intangible assets	2,595	2,713
Severance, restructuring, and acquisition integration costs	741	2,622
Adjustments related to acquisitions and divestitures	298	298

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Total Segments

Segment Revenues	$624,861	$535,675
Affiliate Revenues	358	438
Segment Cost of Sales	(367,959)	(322,503)
Segment Selling, General and Administrative Expenses	(124,516)	(103,491)
Segment Research and Development Expenses	(28,284)	(25,586)
Segment EBITDA	$104,460	$84,533

Segment assets	$1,479,519	$1,364,838

Items excluded from segment measures:
Depreciation expense	$13,896	$13,465
Amortization of intangibles	13,275	10,809
Amortization of software development intangible assets	2,613	2,713
Severance, restructuring, and acquisition integration costs	1,698	4,212
Adjustments related to acquisitions and divestitures	298	298

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Total Segment and Consolidated Revenues	$624,861	$535,675

Total Segment EBITDA	$104,460	$84,533
Depreciation expense	(13,896)	(13,465)
Amortization of intangibles	(13,275)	(10,809)
Severance, restructuring, and acquisition integration costs (1)	(1,698)	(4,212)
Amortization of software development intangible assets	(2,613)	(2,713)
Adjustments related to acquisitions and divestitures (2)	(298)	(298)
Eliminations	(54)	(16)
Consolidated operating income	72,626	53,020
Interest expense, net	(10,104)	(7,582)
Total non-operating pension benefit (cost)	(441)	231
Consolidated income before taxes	$62,081	$45,669
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Numerator:
Net income	$51,937	$37,309
Less: Net loss attributable to noncontrolling interest	—	(4)
Net income attributable to Belden stockholders	$51,937	$37,313
Denominator:
Weighted average shares outstanding, basic	40,166	40,986
Effect of dilutive common stock equivalents	678	505
Weighted average shares outstanding, diluted	40,844	41,491
For the three months ended March 30, 2025, there was an immaterial amount of anti-dilutive shares excluded from diluted weighted average shares outstanding. For the three months ended March 31, 2024, diluted weighted average shares outstanding did not include outstanding equity awards of 0.1 million because they were anti-dilutive.
In addition, for both the three months ended March 30, 2025 and March 31, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied.
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

Note 6: Credit Losses
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Provisions and recoveries are included in selling, general and administrative expenses. The following table presents the activity in the trade receivables allowance for doubtful accounts for the three months ended March 30, 2025 and March 31, 2024, respectively:

	2025	2024

	(In thousands)
Beginning balance at January 1	$25,257	$23,114
Current period provision	72	459
Recoveries collected	(146)	(6)
Write-offs	(674)	(96)
Fx impact	143	(51)
Q1 ending balance	$24,652	$23,420
Note 7:  Inventories
The following table presents the major classes of inventories as of March 30, 2025 and December 31, 2024, respectively:

	March 30, 2025	December 31, 2024

	(In thousands)
Raw materials	$203,224	$187,530
Work-in-process	50,170	40,442
Finished goods	198,480	186,237
Gross inventories	451,874	414,209
Excess and obsolete reserves	(78,829)	(71,110)
Net inventories	$373,045	$343,099
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.8 million and $0.9 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

The components of lease expense were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Operating lease cost	$6,882	$6,875

Finance lease cost
Amortization of right-of-use asset	$467	$194
Interest on lease liabilities	13	109
Total finance lease cost	$480	$303

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,030	$6,727

Operating cash flows from finance leases were not material during the three months ended March 30, 2025 and March 31, 2024.
Supplemental balance sheet information related to leases was as follows:

	March 30, 2025	December 31, 2024

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$116,119	$118,551

Accrued liabilities	$20,155	$19,437
Long-term operating lease liabilities	97,158	100,049
Total operating lease liabilities	$117,313	$119,486

Finance leases:
Other long-lived assets, at cost	$12,975	$12,257
Accumulated depreciation	(2,795)	(2,322)
Other long-lived assets, net	$10,180	$9,935

Accrued liabilities	$1,810	$1,648
Other long-term liabilities	8,841	8,845
Total finance lease liabilities	$10,651	$10,493

	March 30, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	10 years	10 years
Finance leases	6 years	6 years

Weighted Average Discount Rate
Operating leases	6.2%	6.2%
Finance leases	4.9%	4.8%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending up to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of March 30, 2025 and December 31, 2024, the fixed, remaining base rent payments were approximately $19 million and $20 million, respectively. As of March 30, 2025 and December 31, 2024, we had a liability for expected, future payments of $12.0 million and $12.3 million, respectively. The liability is based on certain assumptions that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 9:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation and amortization expense of $13.9 million and $15.9 million in the three months ended March 30, 2025, respectively. We recognized depreciation and amortization expense of $13.5 million and $13.5 million in the three months ended March 31, 2024, respectively.
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	March 30, 2025	December 31, 2024

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	485,415	465,795
3.875% Senior subordinated notes due 2028	377,545	362,285
3.375% Senior subordinated notes due 2031	323,610	310,530
Total senior subordinated notes	1,186,570	1,138,610
Less unamortized debt issuance costs	(7,966)	(8,509)
Long-term debt	$1,178,604	$1,130,101
Revolving Credit Agreement due 2026
We have a $300.0 million multi-currency asset-based revolving credit facility (the Revolver). The maturity date of the Revolver is June 2, 2026. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Canada, Germany, the United Kingdom and the Netherlands. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of March 30, 2025, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $291.0 million. During fiscal April 2025, we borrowed $50.0 million and subsequently repaid $20.0 million on our Revolver at a current rate of 5.7%. See Note 16.
Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of March 30, 2025 is $485.4 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of March 30, 2025 is $377.5 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of March 30, 2025 is $323.6 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of March 30, 2025 was approximately $1,164.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,186.6 million as of March 30, 2025.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of March 30, 2025, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three months ended March 30, 2025 and March 31, 2024, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $(24.9) million and $12.7 million, respectively.
Note 12:  Income Taxes
For the three months ended March 30, 2025, we recognized income tax expense of $10.1 million, representing an effective tax rate of 16.3%. For the three months ended March 31, 2024, we recognized income tax expense of $8.4 million, representing an effective tax rate of 18.3%.
The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. The Organization for Economic Cooperation and Development is actively implementing changes to existing tax laws, including a global minimum tax of 15% which went into effect in 2024. This legislation has not materially impacted our provision for income taxes, but we will continually monitor and evaluate the potential impact on the countries in which we do business in future periods.
Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(In thousands)
Three Months Ended
Service cost	$762	$748	$7	$10
Interest cost	3,768	3,676	223	238
Expected return on plan assets	(3,824)	(4,047)	—	—
Amortization of prior service cost	37	45	—	—
Actuarial losses (gains)	319	(26)	(82)	(117)
Net periodic benefit cost	$1,062	$396	$148	$131

Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Net income	$51,937	$37,309
Foreign currency translation adjustments, net of tax	(37,360)	9,222
Adjustments to pension and postretirement liability, net of tax	210	(74)
Total comprehensive income	14,787	46,457
Less: Comprehensive loss attributable to noncontrolling interests	—	(4)
Comprehensive income attributable to Belden	$14,787	$46,461
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material. The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2024	$3,129	$(6,661)	$(3,532)
Other comprehensive loss attributable to Belden before reclassifications	(37,360)	—	(37,360)
Amounts reclassified from accumulated other comprehensive loss	—	210	210
Net current period other comprehensive loss attributable to Belden	(37,360)	210	(37,150)
Balance at March 30, 2025	$(34,231)	$(6,451)	$(40,682)
The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the three months ended March 30, 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$237	(1)
Prior service cost	37	(1)
Total before tax	274
Tax benefit	(64)
Total net of tax	$210
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 13).
Note 15: Share Repurchase
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended March 30, 2025, we repurchased 0.8 million shares of our common stock for an aggregate cost of $84.5 million at an average price per share of $104.28. In fiscal April 2025, we repurchased 0.2 million shares of our common stock for an aggregate cost of $15.5 million. As of the date of this filing, we had $240.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date. During the three months ended March 31, 2024, we repurchased 0.7 million shares of our common stock for an aggregate cost of $57.9 million at an average price per share of $85.66.

Note 16: Subsequent Events
During fiscal April 2025, we borrowed $50.0 million under our Revolver at a current rate of 5.7%. We subsequently repaid $20.0 million and have $30.0 million outstanding as of the date of this filing. See Note 10.

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
•Execute a disciplined capital allocation strategy while maintaining net leverage around 1.5x; and
•Realize annual Adjusted EPS growth of 10% to 12%.

Trends and Events
The following trends and events during 2025 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 41% of our consolidated revenues during the quarter ended March 30, 2025 were to customers outside of the U.S.
In addition to the translation impact described above, currency rate fluctuations have an economic impact on our financial results. As the U.S. dollar strengthens or weakens against foreign currencies, it results in a relative price increase or decrease for certain of our products that are priced in U.S. dollars in a foreign location.

Global Trade Volatility
During 2025, there has been significant volatility in previously stable global trade agreements. Sharp and sudden increases in tariff rates have the potential to increase the input costs for our products and impact our ability to compete in certain jurisdictions. We closely monitor the global trade landscape and take appropriate measures in our supply chain and pricing strategies to mitigate the impact of increased tariffs.
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
Share Repurchase Program
During the three months ended March 30, 2025, we repurchased 0.8 million shares of our common stock for an aggregate cost of $84.5 million at an average price per share of $104.28. See Note 15.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended March 30, 2025:
•We did not change any of our existing critical accounting policies from those listed in our 2024 Annual Report on Form 10-K;
•No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change
	March 30, 2025	March 31, 2024

	(In thousands, except percentages)
Revenues	$624,861	$535,675	16.6%
Gross profit	245,840	201,596	21.9%
Selling, general and administrative expenses	(131,522)	(110,768)	18.7%
Research and development expenses	(28,417)	(26,999)	5.3%
Amortization of intangibles	(13,275)	(10,809)	22.8%
Operating income	72,626	53,020	37.0%
Interest expense, net	(10,104)	(7,582)	33.3%
Non-operating pension benefit (cost)	(441)	231	(290.9)%
Income before taxes	62,081	45,669	35.9%

Revenues increased $89.2 million in the three months ended March 30, 2025, respectively, from the comparable period of 2024 due to the following factors:
•Higher sales volume contributed $59.8 million in revenues.
•Acquisitions contributed $26.7 million in revenues.
•Copper pass-through pricing had a $9.6 million favorable impact on revenues.
•Currency translation had a $6.9 million unfavorable impact on revenues.

Gross profit increased $44.2 million in the three months ended March 30, 2025 from the comparable period of 2024 primarily due to the changes in revenues discussed above. Gross profit margins were robust, expanding 170 basis points from 37.6% to 39.3%.

Selling, general and administrative expenses increased $20.8 million in the three months ended March 30, 2025 from the comparable period of 2024. The increase in the three months ended March 30, 2025 was primarily attributable to expenses from the operations of companies acquired in 2024 and higher incentive compensation.
Research and development expenses remained relatively flat increasing $1.4 million in the three months ended March 30, 2025 from the comparable period of 2024.
Amortization of intangibles increased $2.5 million in the three months ended March 30, 2025 from the comparable period of 2024 primarily due to acquisitions.
Operating income increased $19.6 million in the three months ended March 30, 2025 from the comparable period of 2024 primarily due to the increase in revenues, partially offset by the increase in selling, general and administrative expenses discussed above.
Net interest expense increased $2.5 million in the three months ended March 30, 2025 from the comparable period of 2024 due to fluctuations in interest income and foreign currency translation.
Income before taxes increased $16.4 million in the three months ended March 30, 2025 from the comparable period of 2024 primarily due to the changes in operating income discussed above.
Income Taxes

	Three Months Ended		% Change
	March 30, 2025	March 31, 2024

	(In thousands, except percentages)
Income before taxes	$62,081	$45,669	35.9%
Income tax expense	10,144	8,360	21.3%
Effective tax rate	16.3%	18.3%
For the three months ended March 30, 2025, we recognized income tax expense of $10.1 million representing an effective tax rate of 16.3%. The effective tax rate was primarily impacted by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. See Note 12.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change
	March 30, 2025	March 31, 2024

	(In thousands, except percentages)
Revenues	$624,861	$535,675	16.6%
Adjusted EBITDA	103,965	84,748	22.7%
as a percent of revenues	16.6%	15.8%

Adjusted EBITDA increased $19.2 million in the three months ended March 30, 2025 from the comparable period of 2024 primarily due to the increases in revenues discussed above and favorable mix, partially offset by an increase in incentive compensation and strategic investments. Accordingly, adjusted EBITDA margins expanded 80 basis points to 16.6%.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands, except percentages)
Revenues	$624,861	$535,675

GAAP net income	$51,937	$37,309
Depreciation expense	13,896	13,465
Amortization of intangible assets	13,275	10,809
Income tax expense	10,144	8,360
Interest expense, net	10,104	7,582
Severance, restructuring, and acquisition integration costs (1)	1,698	4,212
Amortization of software development intangible assets	2,613	2,713
Adjustments related to acquisitions and divestitures (2)	298	298
Adjusted EBITDA	$103,965	$84,748

GAAP net income margin	8.3%	7.0%
Adjusted EBITDA margin	16.6%	15.8%
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.

Smart Infrastructure Solutions

	Three Months Ended		% Change
	March 30, 2025	March 31, 2024

	(In thousands, except percentages)
Segment Revenues	$274,050	$234,089	17.1%
Segment EBITDA	31,135	25,788	20.7%
as a percent of segment revenues	11.4%	11.0%
Smart Infrastructure Solutions revenues increased $40.0 million in the three months ended March 30, 2025 from the comparable period of 2024. The increase in revenues in the three months ended March 30, 2025 was primarily due to acquisitions, increases in volume, and higher copper pass-through pricing of $26.2 million, $13.2 million, and $3.0 million, respectively, partially offset by unfavorable currency translation of $2.4 million.
Smart Infrastructure Solutions EBITDA increased $5.3 million in the three months ended March 30, 2025 from the comparable period of 2024 primarily due to the the increase in revenues discussed above and favorable mix, partially offset by an increase in incentive compensation and strategic investments. Accordingly, adjusted EBITDA margins expanded 40 basis points to 11.4%.
Automation Solutions

	Three Months Ended		% Change
	March 30, 2025	March 31, 2024

	(In thousands, except percentages)
Segment Revenues	$350,811	$301,586	16.3%
Segment EBITDA	73,325	58,745	24.8%
as a percent of segment revenues	20.9%	19.5%
Automation Solutions revenues increased $49.2 million in the three months ended March 30, 2025 from the comparable period of 2024. The increase in revenues in the three months ended March 30, 2025 was primarily due to increases in volume, higher copper pass-through pricing, and acquisitions of $46.6 million, $6.6 million, and $0.5 million, respectively, partially offset by unfavorable currency translation of $4.5 million.
Automation Solutions EBITDA increased $14.6 million in the three months ended March 30, 2025 from the comparable period of 2024 primarily as a result of the increase in revenues discussed above and favorable mix, partially offset by an increase in incentive compensation and strategic investments. Accordingly, adjusted EBITDA margins expanded 140 basis points to 20.9%.
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

	Three Months Ended
	March 30, 2025	March 31, 2024

	(In thousands)
Net cash provided by (used for):
Operating activities	$7,441	$2,721
Investing activities	(24,178)	(24,190)
Financing activities	(96,784)	(64,936)
Effects of currency exchange rate changes on cash and cash equivalents	2,216	(3,809)
Decrease in cash and cash equivalents	(111,305)	(90,214)
Cash and cash equivalents, beginning of period	370,302	597,044
Cash and cash equivalents, end of period	$258,997	$506,830

Net cash provided by operating activities totaled $7.4 million in the three months ended March 30, 2025 compared to $2.7 million in the year ago period due to an increase in earnings, partially offset by unfavorable changes in operating assets and liabilities. While receivables were a use of cash in 2025 as compared to a source of cash in 2024, days sales outstanding remained constant at about 60 days during each of Q1 2025 and Q1 2024.

Net cash used for investing activities totaled $24.2 million for both the three months ended March 30, 2025 and March 31, 2024. Investing activities for the three months ended March 30, 2025 included capital expenditures of $32.2 million, partially offset by cash from business acquisitions and asset sales of $7.9 million and $0.1 million, respectively. Investing activities for the three months ended March 31, 2024 included $24.3 million for capital expenditures, partially offset by $0.1 million for asset sales.
Net cash used for financing activities totaled $96.8 million for the three months ended March 30, 2025 compared to $64.9 million in the year ago period. Financing activities for the three months ended March 30, 2025 included payments under our share repurchase program of $84.5 million, payments related to share based compensation activities of $13.7 million, cash dividend payments of $2.0 million, financing lease payments of $0.4 million, and proceeds from the issuance of common stock of $3.8 million. Financing activities for the three months ended March 31, 2024 included payments under our share repurchase program of $57.9 million, payments related to share based compensation activities of $7.9 million, cash dividend payments of $2.1 million, financing lease payments of $0.2 million, and proceeds from the issuance of common stock of $3.1 million.
Our cash and cash equivalents balance was $259.0 million as of March 30, 2025. Of the total cash balance, $181.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of March 30, 2025 consisted of $1,186.6 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Notes 10 and 16 to the Condensed Consolidated Financial Statements.
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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of March 30, 2025.

	Principal Amount by Expected Maturity			Fair
	2025	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$485,415	$485,415	$481,168
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$377,545	$377,545	$375,185
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$323,610	$323,610	$307,834
Average interest rate		3.375%
Total			$1,186,570	$1,164,187
Item 7A of our 2024 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2024.
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 10-K filed on February 13, 2025. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended March 30, 2025 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at December 31, 2024				$340,000
January 1, 2025 through February 2, 2025	—	$—	—	340,000
February 3, 2025 through March 2, 2025	34	108.48	34	336,251
March 3, 2025 through March 30, 2025	776	104.09	776	255,509
Total	810	$104.28	810	$255,509

(1) We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended March 30, 2025, we repurchased 0.8 million shares of our common stock for an aggregate cost of $84.5 million at an average price per share of $104.28. See Note 15.
Item 5:      Other Information
Rule 10b5-1 Trading Plans
The adoption, modification, or termination of contracts for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Total SARs	Total Shares
Brian Anderson (1)	Senior Vice President-Legal, General Counsel and Corporate Secretary	Adoption	2/24/2025	2/2/2026	38,353	10,822
(1) Brian Anderson, Senior Vice President-Legal, General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on February 24, 2025. Mr. Anderson's plan provides for the exercise of up to 38,353 stock appreciation rights and the sale of up to 10,822 shares of Belden common stock. The plan expires on February 2, 2026, or upon the earlier completion of all authorized transactions under the plan.

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

BELDEN INC.

Date:	May 1, 2025	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	May 1, 2025	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 1, 2025	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer