Form 10-Q
period 2025-06-29
BELDEN INC.
filed 2025-07-31
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
or
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
As of July 24, 2025, the Registrant had 39,619,837 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2025	December 31, 2024

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$301,486	$370,302
Receivables, net	454,684	409,711
Inventories, net	388,787	343,099
Other current assets	77,682	73,117
Total current assets	1,222,639	1,196,229
Property, plant and equipment, less accumulated depreciation	525,385	495,625
Operating lease right-of-use assets	116,426	118,551
Goodwill	1,034,870	1,018,677
Intangible assets, less accumulated amortization	415,336	419,074
Deferred income taxes	17,970	16,353
Other long-lived assets	67,031	63,429
	$3,399,657	$3,327,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303,868	$315,724
Accrued liabilities	311,726	306,980
Total current liabilities	615,594	622,704
Long-term debt	1,271,338	1,130,101
Postretirement benefits	69,308	63,260
Deferred income taxes	70,133	77,333
Long-term operating lease liabilities	96,861	100,049
Other long-term liabilities	41,948	39,755
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	847,732	839,755
Retained earnings	1,284,960	1,176,036
Accumulated other comprehensive loss	(80,578)	(3,532)
Treasury stock	(818,142)	(718,026)
Total stockholders’ equity	1,234,475	1,294,736
	$3,399,657	$3,327,938
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands, except per share data)
Revenues	$671,992	$604,336	$1,296,853	$1,140,011
Cost of sales	(413,424)	(377,530)	(792,445)	(711,609)
Gross profit	258,568	226,806	504,408	428,402
Selling, general and administrative expenses	(131,922)	(119,497)	(263,444)	(230,265)
Research and development expenses	(33,940)	(28,457)	(62,357)	(55,456)
Amortization of intangibles	(13,470)	(9,940)	(26,745)	(20,749)
Operating income	79,236	68,912	151,862	121,932
Interest expense, net	(12,200)	(9,017)	(22,304)	(16,599)
Non-operating pension benefit (cost)	(364)	230	(805)	461
Income before taxes	66,672	60,125	128,753	105,794
Income tax expense	(5,666)	(11,091)	(15,810)	(19,451)
Net income	61,006	49,034	112,943	86,343
Less: Net loss attributable to noncontrolling interest	—	(10)	—	(14)
Net income attributable to Belden stockholders	$61,006	$49,044	$112,943	$86,357

Weighted average number of common shares and equivalents:
Basic	39,511	40,690	39,835	40,838
Diluted	40,002	41,204	40,418	41,348

Basic income per share attributable to Belden stockholders	$1.54	$1.21	$2.84	$2.11

Diluted income per share attributable to Belden stockholders	$1.53	$1.19	$2.79	$2.09

Comprehensive income attributable to Belden	$21,110	$55,956	$35,897	$102,417

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 29, 2025	June 30, 2024

	(In thousands)
Cash flows from operating activities:
Net income	$112,943	$86,343
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	61,851	52,968
Share-based compensation	14,603	14,643
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(31,773)	30,880
Inventories	(35,758)	204
Accounts payable	(23,462)	(90,025)
Accrued liabilities	(14,314)	(16,788)
Income taxes	(4,355)	2,097
Other assets	(3,674)	1,728
Other liabilities	13,409	3,630
Net cash provided by operating activities	89,470	85,680
Cash flows from investing activities:
Capital expenditures	(57,353)	(46,246)
Proceeds from disposal of tangible assets	115	60
Cash from business acquisitions	7,918	526
Net cash used for investing activities	(49,320)	(45,660)
Cash flows from financing activities:
Payments under share repurchase program, including excise tax	(100,967)	(57,865)
Payments on revolving credit facility	(50,000)	—
Withholding tax payments for share-based payment awards	(14,157)	(8,110)
Cash dividends paid	(4,024)	(4,119)
Payments under financing lease obligations	(878)	(455)
Proceeds from issuance of common stock	3,818	3,152
Borrowings on revolving credit facility	50,000	—
Net cash used for financing activities	(116,208)	(67,397)
Effect of foreign currency exchange rate changes on cash and cash equivalents	7,242	(4,916)
Decrease in cash and cash equivalents	(68,816)	(32,293)
Cash and cash equivalents, beginning of period	370,302	597,044
Cash and cash equivalents, end of period	$301,486	$564,751
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
	(In thousands)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$1,294,736
Net income	—	—	—	51,937	—	—	—	51,937
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37,150)	(37,150)
Common stock issuance	—	—	2,083	—	48	1,735	—	3,818
Retirement Savings Plan stock contributions	—	—	1,454	—	20	705	—	2,159
Exercise of stock options, net of tax withholding forfeitures	—	—	(445)	—	6	(198)	—	(643)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,058)	—	162	(2,970)	—	(13,028)
Share repurchase including excise tax	—	—	—	—	(810)	(85,074)	—	(85,074)
Share-based compensation	—	—	7,776	—	—	—	—	7,776
Common stock dividends ($0.05 per share)	—	—	—	(2,024)	—	—	—	(2,024)
Balance at March 30, 2025	50,335	$503	$840,565	$1,225,949	(10,698)	$(803,828)	$(40,682)	$1,222,507
Net income	—	—	—	61,006	—	—	—	61,006
Other comprehensive loss, net of tax	—	—	—	—	—	—	(39,896)	(39,896)
Retirement Savings Plan stock contributions	—	—	1,391	—	21	737	—	2,128
Exercise of stock options, net of tax withholding forfeitures	—	—	(272)	—	5	(1)	—	(273)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(779)	—	20	566	—	(213)
Share repurchase including excise tax	—	—	—	—	(153)	(15,616)	—	(15,616)
Share-based compensation	—	—	6,827	—	—	—	—	6,827
Common stock dividends ($0.05 per share)	—	—	—	(1,995)	—	—	—	(1,995)
Balance at June 29, 2025	50,335	$503	$847,732	$1,284,960	(10,805)	$(818,142)	$(80,578)	$1,234,475

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	37,313	—	—	—	(4)	37,309
Other comprehensive income, net of tax	—	—	—	—	—	—	9,148	—	9,148
Common stock issuance	—	—	477	—	48	2,675	—	—	3,152
Retirement Savings Plan stock contributions	—	—	641	—	22	1,187	—	—	1,828
Exercise of stock options, net of tax withholding forfeitures	—	—	(483)	—	8	99	—	—	(384)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,991)	—	138	3,454	—	—	(7,537)
Share repurchase including excise tax	—	—	—	—	(675)	(58,270)	—	—	(58,270)
Share-based compensation	—	—	6,397	—	—	—	—	—	6,397
Common stock dividends ($0.05 per share)	—	—	—	(2,059)	—	—	—	—	(2,059)
Balance at March 31, 2024	50,335	$503	$814,704	$1,021,061	(9,667)	$(648,292)	$(32,131)	$41	$1,155,886

Net income (loss)	—	—	—	49,044	—	—	—	(10)	49,034
Other comprehensive income, net of tax	—	—	—	—	—	—	6,912	—	6,912
Retirement Savings Plan stock contributions	—	—	1,206	—	22	793	—	—	1,999
Exercise of stock options, net of tax withholding forfeitures	—	—	(194)	—	4	97	—	—	(97)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(757)	—	20	665	—	—	(92)
Adjustment to share repurchase excise tax	—	—	—	—	—	42	—	—	42
Share-based compensation	—	—	8,246	—	—	—	—	—	8,246
Common stock dividends ($0.05 per share)	—	—	—	(2,053)	—	—	—	—	(2,053)
Balance at June 30, 2024	50,335	$503	$823,205	$1,068,052	(9,621)	$(646,695)	$(25,219)	$31	$1,219,877

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

Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 30, 2025, the 89th day of our fiscal year 2025. Our fiscal second and third quarters each have 91 days. The six months ended June 29, 2025 and June 30, 2024 included 180 and 182 days, respectively.
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
As of and during the three and six months ended June 29, 2025 and June 30, 2024, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three or six months ended June 29, 2025 and June 30, 2024.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of June 29, 2025, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of June 29, 2025, we were party to surety bonds, standby letters of credit, and bank guaranties totaling $11.7 million, $9.5 million, and $6.3 million, respectively.
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

	Broadband Solutions	Automation Solutions	Smart Buildings Solutions	Total Revenues

Three Months Ended June 29, 2025	(In thousands)
Smart Infrastructure Solutions	$155,385	$—	$150,634	$306,019
Automation Solutions	—	365,973	—	365,973
Total	$155,385	$365,973	$150,634	$671,992

Three Months Ended June 30, 2024
Smart Infrastructure Solutions	$136,020	$—	$134,453	$270,473
Automation Solutions	—	333,863	—	333,863
Total	$136,020	$333,863	$134,453	$604,336

Six Months Ended June 29, 2025
Smart Infrastructure Solutions	$302,032	$—	$278,037	$580,069
Automation Solutions	—	716,784	—	716,784
Total	$302,032	$716,784	$278,037	$1,296,853

Six Months Ended June 30, 2024
Smart Infrastructure Solutions	$248,120	$—	$256,442	$504,562
Automation Solutions	—	635,449	—	635,449
Total	$248,120	$635,449	$256,442	$1,140,011
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended June 29, 2025	(In thousands)
Smart Infrastructure Solutions	$238,775	$42,999	$24,245	$306,019
Automation Solutions	209,836	92,908	63,229	365,973
Total	$448,611	$135,907	$87,474	$671,992

Three Months Ended June 30, 2024
Smart Infrastructure Solutions	$200,904	$42,379	$27,190	$270,473
Automation Solutions	198,884	83,017	51,962	333,863
Total	$399,788	$125,396	$79,152	$604,336

Six Months Ended June 29, 2025
Smart Infrastructure Solutions	$458,228	$82,303	$39,538	$580,069
Automation Solutions	418,614	178,706	119,464	716,784
Total	$876,842	$261,009	$159,002	$1,296,853

Six Months Ended June 30, 2024
Smart Infrastructure Solutions	$367,233	$88,067	$49,262	$504,562
Automation Solutions	381,774	160,873	92,802	635,449
Total	$749,007	$248,940	$142,064	$1,140,011

We generate revenues primarily by selling products and delivering solutions that make the digital journey simpler, smarter, and secure. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to OEMs. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Generally, we determine relative standalone selling price using the prices charged separately to customers on a standalone basis. Typically, payments are due after control transfers.

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended June 29, 2025 and June 30, 2024. The following table presents estimated and accrued variable consideration:

	June 29, 2025	December 31, 2024

	(in thousands)
Accrued rebates included in accrued liabilities	$50,891	$51,063
Accrued returns included in accrued liabilities	15,098	15,950
Price adjustments recognized against gross accounts receivable	31,040	29,100
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of June 29, 2025, total deferred revenue was $45.6 million, and of this amount, $33.6 million is expected to be recognized within the next twelve months, and the remaining $12.0 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and six months ended June 29, 2025 and June 30, 2024, respectively:

	2025	2024

	(In thousands)
Beginning balance at January 1	$40,128	$31,062
New deferrals	13,735	6,280
Revenue recognized	(10,420)	(7,392)
Balance at the end of Q1	$43,443	$29,950
New deferrals	16,225	11,058
Revenue recognized	(14,062)	(11,395)
Balance at the end of Q2	$45,606	$29,613
Service-type warranties represent $16.4 million of the deferred revenue balance at June 29, 2025, and of this amount $6.9 million is expected to be recognized in the next twelve months, and the remaining $9.5 million is long-term and will be recognized over a period greater than twelve months. As of June 29, 2025 and December 31, 2024, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Capitalized sales commissions as of June 29, 2025 and December 31, 2024 were not material.

The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands)
Sales commissions	$7,367	$5,848	$13,353	$11,171
Note 3:  Acquisitions
On June 30, 2024, we acquired Precision Optical Technologies (Precision) and accounted for it as a business combination. During the six months ended June 29, 2025, we received $7.9 million related to an adjustment of the consideration paid. Including this adjustment, the total consideration paid for Precision, net of cash acquired, was $281.7 million and was funded with cash on hand. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Smart Infrastructure Solutions segment.
The following table summarizes the fair values of the assets acquired and liabilities assumed for Precision as of the acquisition date (in thousands):

Receivables	$23,928
Inventory	7,098
Other current assets	1,486
Property, plant and equipment	4,737
Intangible assets	194,100
Goodwill	114,629
Operating lease right-of-use assets	2,731
Total assets acquired	$348,709
Accounts payable	$11,662
Accrued liabilities	10,093
Deferred income taxes	42,551
Long-term operating lease liabilities	2,468
Other long-term liabilities	222
Total liabilities assumed	$66,996

Net assets	$281,713
The fair value of acquired receivables is $23.9 million, which is equivalent to its gross contractual amount. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. In particular, the valuation of the customer relationships intangible asset was complex and required significant judgment. We used the multi-period excess earnings method under the income approach to measure the customer relationships intangible asset. The key assumptions utilized in the valuation include discount rates, revenue growth rates, and profitability levels of forecasted results. These assumptions are forward-looking and could be affected by future economic and market conditions. For purposes of the above allocation, we based our estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including lost income, excess earnings, and relief from royalty to estimate the fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to the expansion of Belden’s solution selling capabilities, particularly the ability to offer more complete fiber infrastructure solutions. Our tax basis in the acquired goodwill is zero.

The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$24,700	5.0
Customer relationships	161,900	20.0
Trademarks	3,000	2.5
Non-compete agreements	4,500	5.0
Total intangible assets subject to amortization	$194,100

Intangible assets not subject to amortization:
Goodwill	$114,629	n/a
Total intangible assets not subject to amortization	$114,629

Total intangible assets	$308,729
Weighted average amortization period		17.5
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

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
	(In thousands, except per share data)
	(Unaudited)
Revenues	$636,138	$1,210,852
Net income attributable to Belden stockholders	46,626	82,018
Diluted income per share attributable to Belden stockholders	$1.13	$1.98
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

Operating Segment Information

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Smart Infrastructure Solutions

Segment Revenues	$306,019	$270,473	$580,069	$504,562
Affiliate Revenues	63	54	93	93
Segment Cost of Sales	(208,827)	(188,135)	(390,835)	(351,560)
Segment Selling, General and Administrative Expenses	(50,114)	(41,338)	(100,506)	(78,412)
Segment Research and Development Expenses	(10,917)	(9,598)	(21,462)	(17,439)
Segment EBITDA	$36,224	$31,456	$67,359	$57,244

Segment assets	$703,484	$671,250	$703,484	$671,250

Items excluded from segment measures:
Depreciation expense	$6,928	$6,214	$13,500	$12,519
Amortization of intangibles	8,556	5,022	17,212	10,741
Amortization of software development intangible assets	—	—	18	—
Severance, restructuring, and acquisition integration costs	1,747	2,309	2,704	3,899

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Automation Solutions

Segment Revenues	$365,973	$333,863	$716,784	$635,449
Affiliate Revenues	305	102	633	501
Segment Cost of Sales	(192,814)	(177,420)	(378,765)	(336,498)
Segment Selling, General and Administrative Expenses	(72,843)	(70,400)	(146,967)	(136,817)
Segment Research and Development Expenses	(22,375)	(18,408)	(40,114)	(36,153)
Segment EBITDA	$78,246	$67,737	$151,571	$126,482

Segment assets	$850,170	$762,736	$850,170	$762,736

Items excluded from segment measures:
Depreciation expense	$8,726	$7,363	$16,050	$14,523
Amortization of intangibles	4,914	4,918	9,533	10,008
Amortization of software development intangible assets	2,943	2,464	5,538	5,177
Severance, restructuring, and acquisition integration costs	1,092	1,684	1,833	4,306
Adjustments related to acquisitions and divestitures	286	298	584	596

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Total Segments

Segment Revenues	$671,992	$604,336	$1,296,853	$1,140,011
Affiliate Revenues	368	156	726	594
Segment Cost of Sales	(401,641)	(365,555)	(769,600)	(688,058)
Segment Selling, General and Administrative Expenses	(122,957)	(111,738)	(247,473)	(215,229)
Segment Research and Development Expenses	(33,292)	(28,006)	(61,576)	(53,592)
Segment EBITDA	$114,470	$99,193	$218,930	$183,726

Segment assets	$1,553,654	$1,433,986	$1,553,654	$1,433,986

Items excluded from segment measures:
Depreciation expense	$15,654	$13,577	$29,550	$27,042
Amortization of intangibles	13,470	9,940	26,745	20,749
Amortization of software development intangible assets	2,943	2,464	5,556	5,177
Severance, restructuring, and acquisition integration costs	2,839	3,993	4,537	8,205
Adjustments related to acquisitions and divestitures	286	298	584	596
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands)
Total Segment and Consolidated Revenues	$671,992	$604,336	$1,296,853	$1,140,011

Total Segment EBITDA	$114,470	$99,193	$218,930	$183,726
Depreciation expense	(15,654)	(13,577)	(29,550)	(27,042)
Amortization of intangibles	(13,470)	(9,940)	(26,745)	(20,749)
Severance, restructuring, and acquisition integration costs (1)	(2,839)	(3,993)	(4,537)	(8,205)
Amortization of software development intangible assets	(2,943)	(2,464)	(5,556)	(5,177)
Adjustments related to acquisitions and divestitures (2)	(286)	(298)	(584)	(596)
Eliminations	(42)	(9)	(96)	(25)
Consolidated operating income	79,236	68,912	151,862	121,932
Interest expense, net	(12,200)	(9,017)	(22,304)	(16,599)
Total non-operating pension benefit (cost)	(364)	230	(805)	461
Consolidated income before taxes	$66,672	$60,125	$128,753	$105,794
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.

Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands)
Numerator:
Net income	$61,006	$49,034	$112,943	$86,343
Less: Net loss attributable to noncontrolling interest	—	(10)	—	(14)
Net income attributable to Belden stockholders	$61,006	$49,044	$112,943	$86,357
Denominator:
Weighted average shares outstanding, basic	39,511	40,690	39,835	40,838
Effect of dilutive common stock equivalents	491	514	583	510
Weighted average shares outstanding, diluted	40,002	41,204	40,418	41,348
For each of the three and six months ended June 29, 2025 and June 30, 2024, diluted weighted average shares outstanding did not include outstanding equity awards of 0.1 million because they were anti-dilutive.
In addition, for the three months ended June 29, 2025 and June 30, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million because the related performance conditions have not been satisfied. For the six months ended June 29, 2025 and June 30, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied.
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

The following table presents the activity in the trade receivables allowance for doubtful accounts for the three and six months ended June 29, 2025 and June 30, 2024, respectively:

	2025	2024

	(In thousands)
Beginning balance at January 1	$25,257	$23,114
Current period provision	72	459
Recoveries collected	(146)	(6)
Write-offs	(674)	(96)
Fx impact	143	(51)
Q1 ending balance	$24,652	$23,420
Current period provision	373	688
Recoveries collected	(19)	—
Fx impact	219	(44)
Write-offs	(106)	(5)
Q2 ending balance	$25,119	$24,059
Note 7:  Inventories
The following table presents the major classes of inventories as of June 29, 2025 and December 31, 2024, respectively:

	June 29, 2025	December 31, 2024

	(In thousands)
Raw materials	$217,114	$187,530
Work-in-process	50,212	40,442
Finished goods	198,639	186,237
Gross inventories	465,965	414,209
Excess and obsolete reserves	(77,178)	(71,110)
Net inventories	$388,787	$343,099
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.8 million and $1.6 million for the three and six months ended June 29, 2025, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands)
Operating lease cost	$7,288	$6,918	$14,170	$13,793

Finance lease cost
Amortization of right-of-use asset	$436	$190	$903	$384
Interest on lease liabilities	191	109	204	218
Total finance lease cost	$627	$299	$1,107	$602

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,400	$4,776	$10,430	$11,503

Operating cash flows from finance leases were not material during the three and six months ended June 29, 2025 and June 30, 2024.
Supplemental balance sheet information related to leases was as follows:

	June 29, 2025	December 31, 2024

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$116,426	$118,551

Accrued liabilities	$20,909	$19,437
Long-term operating lease liabilities	96,861	100,049
Total operating lease liabilities	$117,770	$119,486

Finance leases:
Other long-lived assets, at cost	$13,226	$12,257
Accumulated depreciation	(3,167)	(2,322)
Other long-lived assets, net	$10,059	$9,935

Accrued liabilities	$1,906	$1,648
Other long-term liabilities	8,628	8,845
Total finance lease liabilities	$10,534	$10,493

	June 29, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	10 years	10 years
Finance leases	6 years	6 years

Weighted Average Discount Rate
Operating leases	6.2%	6.2%
Finance leases	4.9%	4.8%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending up to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of June 29, 2025 and December 31, 2024, the fixed, remaining base rent payments were approximately $19 million and $20 million, respectively. As of June 29, 2025 and December 31, 2024, we had a liability for expected, future payments of $12.0 million and $12.3 million, respectively. The liability is based on certain assumptions that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 9:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $15.7 million and $13.6 million in the three months ended June 29, 2025 and June 30, 2024, respectively, and $29.6 million and $27.0 million in the six months ended June 29, 2025 and June 30, 2024, respectively.

We recognized amortization expense of $16.4 million and $12.4 million in the three months ended June 29, 2025 and June 30, 2024, respectively, and $32.3 million and $25.9 million in the six months ended June 29, 2025 and June 30, 2024, respectively.
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	June 29, 2025	December 31, 2024

	(In thousands)
Revolving credit agreement due 2026	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	523,125	465,795
3.875% Senior subordinated notes due 2028	406,875	362,285
3.375% Senior subordinated notes due 2031	348,750	310,530
Total senior subordinated notes	1,278,750	1,138,610
Less unamortized debt issuance costs	(7,412)	(8,509)
Long-term debt	$1,271,338	$1,130,101
Revolving Credit Agreement due 2026
As of June 29, 2025, we had a $300.0 million multi-currency asset-based revolving credit facility (the Revolver) that was set to mature June 2, 2026. On July 18, 2025, we refinanced the Revolver extending the maturity date to July 18, 2030 and increasing the borrowing capacity from $300.0 million to $400.0 million. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Belgium, Canada, Germany, the Netherlands, and United Kingdom. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% - 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $20.0 million, we are subject to a fixed charge coverage ratio covenant. As of June 29, 2025, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $285.8 million. During the three months ended June 29, 2025, we borrowed and subsequently repaid $50.0 million on our Revolver at a rate of 5.7%. See Note 16.

Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of June 29, 2025 is $523.1 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of June 29, 2025 is $406.9 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of June 29, 2025 is $348.8 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of June 29, 2025 was approximately $1,262.8 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,278.8 million as of June 29, 2025.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of June 29, 2025, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three and six months ended June 29, 2025, the transaction loss associated with the net investment hedge reported in other comprehensive income was $48.1 million and $73.0 million, respectively. For the three and six months ended June 30, 2024, the transaction gain associated with the net investment hedge reported in other comprehensive income was $8.3 million and $21.0 million, respectively.
Note 12:  Income Taxes
For the three and six months ended June 29, 2025, we recognized income tax expense of $5.7 million and $15.8 million, respectively, representing effective tax rates of 8.5% and 12.3%, respectively. For the three and six months ended June 30, 2024, we recognized income tax expense of $11.1 million and $19.5 million, respectively, representing an effective tax rate of 18.4% for both periods.

The effective tax rates were primarily impacted by the release of an uncertain tax position reserve related to certain foreign tax credits and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. The Organization for Economic Cooperation and Development is actively implementing changes to existing tax laws, including a global minimum tax of 15% which went into effect in 2024. This legislation has not materially impacted our provision for income taxes, but we will continually monitor and evaluate the potential impact on the countries in which we do business in future periods.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. We are still evaluating the potential impacts of the act on our consolidated financial statements and disclosures.

Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands)
Three Months Ended
Service cost	$882	$739	$8	$10
Interest cost	3,832	3,660	230	235
Expected return on plan assets	(3,974)	(4,027)	—	—
Amortization of prior service cost	39	44	—	—
Actuarial losses (gains)	321	(26)	(84)	(116)
Net periodic benefit cost	$1,100	$390	$154	$129

Six Months Ended
Service cost	$1,644	$1,487	$15	$20
Interest cost	7,600	7,336	453	473
Expected return on plan assets	(7,798)	(8,074)	—	—
Amortization of prior service cost	76	89	—	—
Actuarial losses (gains)	640	(52)	(166)	(233)
Net periodic benefit cost	$2,162	$786	$302	$260
Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands)
Net income	$61,006	$49,034	$112,943	$86,343
Foreign currency translation adjustments, net of tax	(40,107)	6,986	(77,467)	16,208
Adjustments to pension and postretirement liability, net of tax	211	(74)	421	(148)
Total comprehensive income	21,110	55,946	35,897	102,403
Less: Comprehensive loss attributable to noncontrolling interests	—	(10)	—	(14)
Comprehensive income attributable to Belden	$21,110	$55,956	$35,897	$102,417
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material. The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2024	$3,129	$(6,661)	$(3,532)
Other comprehensive loss attributable to Belden before reclassifications	(77,467)	—	(77,467)
Amounts reclassified from accumulated other comprehensive loss	—	421	421
Net current period other comprehensive loss attributable to Belden	(77,467)	421	(77,046)
Balance at June 29, 2025	$(74,338)	$(6,240)	$(80,578)

The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the six months ended June 29, 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$474	(1)
Prior service cost	76	(1)
Total before tax	550
Tax benefit	(129)
Total net of tax	$421
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 13).
Note 15: Share Repurchase
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. As of June 29, 2025, we had $240.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.

During the three months ended June 29, 2025, we repurchased 0.2 million shares of our common stock for an aggregate cost of $15.5 million at an average price per share of $101.06. During the six months ended June 29, 2025, we repurchased 1.0 million shares of our common stock for an aggregate cost of $100.0 million at an average price per share of $103.76.

During the three months ended June 30, 2024, we did not repurchase shares of our common stock. During the six months ended June 30, 2024, we repurchased 0.7 million shares of our common stock for an aggregate cost of $57.9 million at an average price per share of $85.66.
Note 16: Subsequent Events
On July 18, 2025, we refinanced the Revolver extending the maturity date to July 18, 2030 and increasing the multicurrency asset-based revolving credit facility commitments from $300.0 million to $400.0 million. See Note 10.

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
•Execute a disciplined capital allocation strategy with long-term net leverage around 1.5x; and
•Realize annual Adjusted EPS growth of 10% to 12%.

Trends and Events
The following trends and events during 2025 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 43% of our consolidated revenues during the quarter ended June 29, 2025 were to customers outside of the U.S.
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
Borrowings on Revolver
During the three months ended June 29, 2025, we borrowed $50.0 million under our revolver for general business purposes, and then subsequently repaid the entire $50.0 million during the quarter. See Note 10.
Share Repurchase Program
During the six months ended June 29, 2025, we repurchased 1.0 million shares of our common stock for an aggregate cost of $100.0 million at an average price per share of $103.76. See Note 15.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended June 29, 2025:
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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024

	(In thousands, except percentages)
Revenues	$671,992	$604,336	11.2%	$1,296,853	$1,140,011	13.8%
Gross profit	258,568	226,806	14.0%	504,408	428,402	17.7%
Selling, general and administrative expenses	(131,922)	(119,497)	10.4%	(263,444)	(230,265)	14.4%
Research and development expenses	(33,940)	(28,457)	19.3%	(62,357)	(55,456)	12.4%
Amortization of intangibles	(13,470)	(9,940)	35.5%	(26,745)	(20,749)	28.9%
Operating income	79,236	68,912	15.0%	151,862	121,932	24.5%
Interest expense, net	(12,200)	(9,017)	35.3%	(22,304)	(16,599)	34.4%
Non-operating pension benefit (cost)	(364)	230	(258.3)%	(805)	461	(274.6)%
Income before taxes	66,672	60,125	10.9%	128,753	105,794	21.7%

Revenues increased $67.7 million and $156.8 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 due to the following factors:
•Higher sales volume contributed $31.8 million and $91.5 million in revenues, respectively.
•Acquisitions contributed $27.5 million and $54.2 million in revenues, respectively.
•Copper pass-through pricing had a $3.8 million and $13.4 million favorable impact on revenues, respectively.
•Currency translation had a $4.6 million favorable and $2.3 million unfavorable impact on revenues, respectively.

Gross profit increased $31.8 million and $76.0 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to the increases in revenues discussed above. Gross profit margins were robust, expanding 100 basis points and 130 basis points from 37.5% to 38.5% and 37.6% to 38.9%, respectively.

Selling, general and administrative expenses increased $12.4 million and $33.2 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to expenses from the operations of companies acquired in 2024.
Research and development expenses increased $5.5 million and $6.9 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to strategic investments.
Amortization of intangibles increased $3.5 million and $6.0 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to acquisitions.
Operating income increased $10.3 million and $29.9 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to the increase in revenues, partially offset by the increase in selling, general and administrative expenses and research and development expenses discussed above.
Net interest expense increased $3.2 million and $5.7 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 due to fluctuations in interest income and foreign currency translation.
Income before taxes increased $6.5 million and $23.0 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to the changes in operating income discussed above.

Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024

	(In thousands, except percentages)
Income before taxes	$66,672	$60,125	10.9%	$128,753	$105,794	21.7%
Income tax expense	5,666	11,091	(48.9)%	15,810	19,451	(18.7)%
Effective tax rate	8.5%	18.4%		12.3%	18.4%
For the three and six months ended June 29, 2025, we recognized income tax expense of $5.7 million and $15.8 million, respectively, representing effective tax rates of 8.5% and 12.3%, respectively. The effective tax rates for both periods were primarily impacted by the release of an uncertain tax position reserve related to certain foreign tax credits and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. On July 4, 2025, the OBBBA was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. We are still evaluating the potential impacts of the act on our consolidated financial statements and disclosures. See Note 12.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Six Months Ended		% Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024

	(In thousands, except percentages)
Revenues	$671,992	$604,336	11.2%	$1,296,853	$1,140,011	13.8%
Adjusted EBITDA	114,064	99,414	14.7%	218,029	184,162	18.4%
as a percent of revenues	17.0%	16.5%		16.8%	16.2%

Adjusted EBITDA increased $14.7 million and $33.9 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to the increases in revenues discussed above and favorable mix, partially offset by an increase in incentive compensation and strategic investments. Accordingly, adjusted EBITDA margins expanded 50 basis points and 60 basis points to 17.0% and 16.8%, respectively.
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

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(In thousands, except percentages)
Revenues	$671,992	$604,336	$1,296,853	$1,140,011

GAAP net income	$61,006	$49,034	$112,943	$86,343
Depreciation expense	15,654	13,577	29,550	27,042
Amortization of intangible assets	13,470	9,940	26,745	20,749
Income tax expense	5,666	11,091	15,810	19,451
Interest expense, net	12,200	9,017	22,304	16,599
Severance, restructuring, and acquisition integration costs (1)	2,839	3,993	4,537	8,205
Amortization of software development intangible assets	2,943	2,464	5,556	5,177
Adjustments related to acquisitions and divestitures (2)	286	298	584	596
Adjusted EBITDA	$114,064	$99,414	$218,029	$184,162

GAAP net income margin	9.1%	8.1%	8.7%	7.6%
Adjusted EBITDA margin	17.0%	16.5%	16.8%	16.2%
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.
Smart Infrastructure Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024

	(In thousands, except percentages)
Segment Revenues	$306,019	$270,473	13.1%	$580,069	$504,562	15.0%
Segment EBITDA	36,224	31,456	15.2%	67,359	57,244	17.7%
as a percent of segment revenues	11.8%	11.6%		11.6%	11.3%
Smart Infrastructure Solutions revenues increased $35.5 million and $75.5 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024. The increase in revenues in the three months ended June 29, 2025 was primarily due to acquisitions, increases in volume, favorable currency translation, and higher copper pass-through pricing of $27.2 million, $6.6 million, $0.9 million, and $0.8 million, respectively. The increase in revenues in the six months ended June 29, 2025 was primarily due to acquisitions, increases in volume, and higher copper pass-through pricing of $53.4 million, $19.8 million, and $3.8 million, respectively, partially offset by unfavorable currency translation of $1.5 million.
Smart Infrastructure Solutions EBITDA increased $4.8 million and $10.1 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024 primarily due to the the increase in revenues discussed above and favorable mix, partially offset by an increase in incentive compensation and strategic investments. Accordingly, adjusted EBITDA margins expanded 20 basis points and 30 basis points to 11.8% and 11.6%, respectively.

Automation Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024

	(In thousands, except percentages)
Segment Revenues	$365,973	$333,863	9.6%	$716,784	$635,449	12.8%
Segment EBITDA	78,246	67,737	15.5%	151,571	126,482	19.8%
as a percent of segment revenues	21.4%	20.3%		21.1%	19.9%
Automation Solutions revenues increased $32.1 million and $81.3 million in the three and six months ended June 29, 2025, respectively, from the comparable periods of 2024. The increase in revenues in the three months ended June 29, 2025 was primarily due to increases in volume, favorable currency translation, higher copper pass-through pricing, and acquisitions of $25.1 million, $3.7 million, $3.0 million, and $0.3 million, respectively. The increase in revenues in the six months ended June 29, 2025 was primarily due to increases in volume, higher copper pass-through pricing, and acquisitions of $71.7 million, $9.6 million, and $0.8 million, respectively, partially offset by unfavorable currency translation of $0.8 million.
Automation Solutions EBITDA increased $10.5 million and $25.1 million in the three and six months ended June 29, 2025 from the comparable periods of 2024 primarily as a result of the increase in revenues discussed above and favorable mix, partially offset by an increase in incentive compensation and strategic investments. Accordingly, adjusted EBITDA margins expanded 110 basis points and 120 basis points to 21.4% and 21.1%, respectively.
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

	Six Months Ended
	June 29, 2025	June 30, 2024

	(In thousands)
Net cash provided by (used for):
Operating activities	$89,470	$85,680
Investing activities	(49,320)	(45,660)
Financing activities	(116,208)	(67,397)
Effects of currency exchange rate changes on cash and cash equivalents	7,242	(4,916)
Decrease in cash and cash equivalents	(68,816)	(32,293)
Cash and cash equivalents, beginning of period	370,302	597,044
Cash and cash equivalents, end of period	$301,486	$564,751

Net cash provided by operating activities totaled $89.5 million in the six months ended June 29, 2025 compared to $85.7 million in the year ago period due to an increase in earnings, partially offset by unfavorable changes in operating assets and liabilities.

Net cash used for investing activities totaled $49.3 million in the six months ended June 29, 2025 compared to $45.7 million in the year ago period. Investing activities for the six months ended June 29, 2025 included capital expenditures of $57.4 million, partially offset by cash from business acquisitions and asset sales of $7.9 million and $0.1 million, respectively. Investing activities for the six months ended June 30, 2024 included capital expenditures of $46.2 million, partially offset by asset sales of $0.5 million.

Net cash used for financing activities totaled $116.2 million for the six months ended June 29, 2025 compared to $67.4 million in the year ago period. Financing activities for the six months ended June 29, 2025 included payments under our share repurchase program, including excise tax of $100.9 million; payments on our revolving credit facility of $50.0 million; payments related to share based compensation activities of $14.2 million; cash dividend payments of $4.0 million; and financing lease payments of $0.9 million; partially offset by borrowings on our revolving credit facility and proceeds from the issuance of common stock of $50.0 million and $3.8 million, respectively. Financing activities for the six months ended June 30, 2024 included payments under our share repurchase program of $57.9 million, payments related to share based compensation activities of $8.1 million, cash dividend payments of $4.1 million, financing lease payments of $0.4 million, and proceeds from the issuance of common stock of $3.1 million.
Our cash and cash equivalents balance was $301.5 million as of June 29, 2025. Of the total cash balance, $180.8 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of June 29, 2025 consisted of $1,278.8 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Notes 10 and 16 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 29, 2025.

	Principal Amount by Expected Maturity			Fair
	2025	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$523,125	$523,125	$520,509
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$406,875	$406,875	$408,401
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$348,750	$348,750	$333,928
Average interest rate		3.375%
Total			$1,278,750	$1,262,838
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended June 29, 2025 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at March 30, 2025				$255,508
March 31, 2025 through May 4, 2025	153	$101.06	153	240,000
May 5, 2025 through June 1, 2025	—	—	—	240,000
June 2, 2025 through June 29, 2025	—	—	—	240,000
Total	153	$101.06	153	$240,000

(1) We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended June 29, 2025, we repurchased 0.2 million shares of our common stock for an aggregate cost of $15.5 million at an average price per share of $101.06. See Note 15.
Item 5:      Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule
10b5-1 trading arrangement during the three months ended June 29, 2025.

Item 6:        Exhibits
Exhibits

Exhibit 4.1	Second Supplemental Indenture (2027 Notes New Guarantor)

Exhibit 4.2	First Supplemental Indenture (2028 Notes New Guarantor)

Exhibit 4.3	First Supplemental Indenture (2031 Notes New Guarantor)

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.SCH	Schema Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.DEF	Definition Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	July 31, 2025	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	July 31, 2025	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	July 31, 2025	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer