Form 10-Q
period 2025-09-28
BELDEN INC.
filed 2025-10-30
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
or
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
As of October 23, 2025, the Registrant had 39,300,209 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2025	December 31, 2024

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$314,257	$370,302
Receivables, net	461,338	409,711
Inventories, net	393,911	343,099
Other current assets	89,825	73,117
Total current assets	1,259,331	1,196,229
Property, plant and equipment, less accumulated depreciation	537,510	495,625
Operating lease right-of-use assets	110,798	118,551
Goodwill	1,036,666	1,018,677
Intangible assets, less accumulated amortization	405,660	419,074
Deferred income taxes	17,101	16,353
Other long-lived assets	69,789	63,429
	$3,436,855	$3,327,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,797	$315,724
Accrued liabilities	322,650	306,980
Total current liabilities	631,447	622,704
Long-term debt	1,284,433	1,130,101
Postretirement benefits	69,484	63,260
Deferred income taxes	81,404	77,333
Long-term operating lease liabilities	91,376	100,049
Other long-term liabilities	36,584	39,755
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	858,679	839,755
Retained earnings	1,339,666	1,176,036
Accumulated other comprehensive loss	(89,204)	(3,532)
Treasury stock	(867,517)	(718,026)
Total stockholders’ equity	1,242,127	1,294,736
	$3,436,855	$3,327,938
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands, except per share data)
Revenues	$698,221	$654,926	$1,995,074	$1,794,937
Cost of sales	(435,023)	(410,922)	(1,227,468)	(1,122,531)
Gross profit	263,198	244,004	767,606	672,406
Selling, general and administrative expenses	(139,415)	(126,976)	(402,859)	(357,241)
Research and development expenses	(33,859)	(27,941)	(96,216)	(83,397)
Amortization of intangibles	(13,636)	(13,738)	(40,381)	(34,487)
Operating income	76,288	75,349	228,150	197,281
Interest expense, net	(11,562)	(10,855)	(33,866)	(27,454)
Non-operating pension benefit (cost)	(398)	286	(1,203)	747
Loss related to revolver refinancing	(76)	—	(76)	—
Income before taxes	64,252	64,780	193,005	170,574
Income tax expense	(7,562)	(11,091)	(23,372)	(30,542)
Net income	56,690	53,689	169,633	140,032
Less: Net loss attributable to noncontrolling interest	—	(3)	—	(17)
Net income attributable to Belden stockholders	$56,690	$53,692	$169,633	$140,049

Weighted average number of common shares and equivalents:
Basic	39,516	40,798	39,728	40,825
Diluted	40,137	41,417	40,324	41,371

Basic income per share attributable to Belden stockholders	$1.43	$1.32	$4.27	$3.43

Diluted income per share attributable to Belden stockholders	$1.41	$1.30	$4.21	$3.39

Comprehensive income attributable to Belden	$48,064	$23,760	$83,961	$126,175

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 28, 2025	September 29, 2024

	(In thousands)
Cash flows from operating activities:
Net income	$169,633	$140,032
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	95,414	84,039
Share-based compensation	22,613	22,079
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(36,689)	3,244
Inventories	(40,334)	8,918
Accounts payable	(15,128)	(53,664)
Accrued liabilities	(7,357)	(24,410)
Income taxes	(1,492)	1,220
Other assets	(3,796)	(5,766)
Other liabilities	11,612	1,665
Net cash provided by operating activities	194,476	177,357
Cash flows from investing activities:
Capital expenditures	(97,034)	(70,759)
Proceeds from disposal of tangible assets	168	106
Cash from business acquisitions	7,744	(295,591)
Net cash used for investing activities	(89,122)	(366,244)
Cash flows from financing activities:
Payments under share repurchase program, including excise tax	(150,967)	(77,954)
Payments on revolving credit facility	(50,000)	—
Withholding tax payments for share-based payment awards	(20,514)	(8,930)
Cash dividends paid	(6,000)	(6,154)
Debt issuance costs paid	(3,178)	—
Payments under financing lease obligations	(1,341)	(694)
Proceeds from issuance of common stock	11,628	8,917
Borrowings on revolving credit facility	50,000	—
Net cash used for financing activities	(170,372)	(84,815)
Effect of foreign currency exchange rate changes on cash and cash equivalents	8,973	(360)
Decrease in cash and cash equivalents	(56,045)	(274,062)
Cash and cash equivalents, beginning of period	370,302	597,044
Cash and cash equivalents, end of period	$314,257	$322,982
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
	(In thousands)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$1,294,736
Net income	—	—	—	51,937	—	—	—	51,937
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37,150)	(37,150)
Common stock issuance	—	—	2,083	—	48	1,735	—	3,818
Retirement Savings Plan stock contributions	—	—	1,454	—	20	705	—	2,159
Exercise of stock options, net of tax withholding forfeitures	—	—	(445)	—	6	(198)	—	(643)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,058)	—	162	(2,970)	—	(13,028)
Share repurchase including excise tax	—	—	—	—	(810)	(85,074)	—	(85,074)
Share-based compensation	—	—	7,776	—	—	—	—	7,776
Common stock dividends ($0.05 per share)	—	—	—	(2,024)	—	—	—	(2,024)
Balance at March 30, 2025	50,335	$503	$840,565	$1,225,949	(10,698)	$(803,828)	$(40,682)	$1,222,507
Net income	—	—	—	61,006	—	—	—	61,006
Other comprehensive loss, net of tax	—	—	—	—	—	—	(39,896)	(39,896)
Retirement Savings Plan stock contributions	—	—	1,391	—	21	737	—	2,128
Exercise of stock options, net of tax withholding forfeitures	—	—	(272)	—	5	(1)	—	(273)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(779)	—	20	566	—	(213)
Share repurchase including excise tax	—	—	—	—	(153)	(15,616)	—	(15,616)
Share-based compensation	—	—	6,827	—	—	—	—	6,827
Common stock dividends ($0.05 per share)	—	—	—	(1,995)	—	—	—	(1,995)
Balance at June 29, 2025	50,335	$503	$847,732	$1,284,960	(10,805)	$(818,142)	$(80,578)	$1,234,475
Net income	—	—	—	56,690	—	—	—	56,690
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,626)	(8,626)
Common stock issuance	—	—	4,905	—	81	2,904	—	7,809
Retirement Savings Plan stock contributions	—	—	1,716	—	20	711	—	2,427
Exercise of stock options, net of tax withholding forfeitures	—	—	(449)	—	8	(181)	—	(630)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(3,235)	—	44	(2,492)	—	(5,727)
Share repurchase including excise tax	—	—	—	—	(387)	(50,317)	—	(50,317)
Share-based compensation	—	—	8,010	—	—	—	—	8,010
Common stock dividends ($0.05 per share)	—	—	—	(1,984)	—	—	—	(1,984)
Balance at September 28, 2025	50,335	$503	$858,679	$1,339,666	(11,039)	$(867,517)	$(89,204)	$1,242,127

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	37,313	—	—	—	(4)	37,309
Other comprehensive income, net of tax	—	—	—	—	—	—	9,148	—	9,148
Common stock issuance	—	—	477	—	48	2,675	—	—	3,152
Retirement Savings Plan stock contributions	—	—	641	—	22	1,187	—	—	1,828
Exercise of stock options, net of tax withholding forfeitures	—	—	(483)	—	8	99	—	—	(384)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,991)	—	138	3,454	—	—	(7,537)
Share repurchase including excise tax	—	—	—	—	(675)	(58,270)	—	—	(58,270)
Share-based compensation	—	—	6,397	—	—	—	—	—	6,397
Common stock dividends ($0.05 per share)	—	—	—	(2,059)	—	—	—	—	(2,059)
Balance at March 31, 2024	50,335	$503	$814,704	$1,021,061	(9,667)	$(648,292)	$(32,131)	$41	$1,155,886

Net income (loss)	—	—	—	49,044	—	—	—	(10)	49,034
Other comprehensive income, net of tax	—	—	—	—	—	—	6,912	—	6,912
Retirement Savings Plan stock contributions	—	—	1,206	—	22	793	—	—	1,999
Exercise of stock options, net of tax withholding forfeitures	—	—	(194)	—	4	97	—	—	(97)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(757)	—	20	665	—	—	(92)
Adjustment to share repurchase excise tax	—	—	—	—	—	42	—	—	42
Share-based compensation	—	—	8,246	—	—	—	—	—	8,246
Common stock dividends ($0.05 per share)	—	—	—	(2,053)	—	—	—	—	(2,053)
Balance at June 30, 2024	50,335	$503	$823,205	$1,068,052	(9,621)	$(646,695)	$(25,219)	$31	$1,219,877

Net income (loss)	—	—	—	53,692	—	—	—	(3)	53,689
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29,934)	—	(29,934)
Common stock issuance	—	—	2,613	—	88	3,152	—	—	5,765
Retirement Savings Plan stock contributions	—	—	940	—	15	527	—	—	1,467
Exercise of stock options, net of tax withholding forfeitures	—	—	(735)	—	13	(77)	—	—	(812)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10)	—	—	2	—	—	(8)
Share repurchase including excise tax	—	—	—	—	(181)	(20,181)	—	—	(20,181)
Share-based compensation	—	—	7,436	—	—	—	—	—	7,436
Common stock dividends ($0.05 per share)	—	—	—	(2,060)	—	—	—	—	(2,060)
Balance at September 29, 2024	50,335	$503	$833,449	$1,119,684	(9,686)	$(663,272)	$(55,153)	$28	$1,235,239

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

Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 30, 2025, the 89th day of our fiscal year 2025. Our fiscal second and third quarters each have 91 days. The nine months ended September 28, 2025 and September 29, 2024 included 271 and 273 days, respectively.
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
As of and during the three and nine months ended September 28, 2025 and September 29, 2024, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three or nine months ended September 28, 2025 and September 29, 2024.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of September 28, 2025, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of September 28, 2025, we were party to surety bonds, standby letters of credit, and bank guaranties totaling $13.0 million, $9.8 million, and $6.0 million, respectively.
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

	Broadband Solutions	Automation Solutions	Smart Buildings Solutions	Total Revenues

Three Months Ended September 28, 2025	(In thousands)
Smart Infrastructure Solutions	$166,695	$—	$150,218	$316,913
Automation Solutions	—	381,308	—	381,308
Total	$166,695	$381,308	$150,218	$698,221

Three Months Ended September 29, 2024
Smart Infrastructure Solutions	$174,467	$—	$145,180	$319,647
Automation Solutions	—	335,279	—	335,279
Total	$174,467	$335,279	$145,180	$654,926

Nine Months Ended September 28, 2025
Smart Infrastructure Solutions	$468,727	$—	$428,255	$896,982
Automation Solutions	—	1,098,092	—	1,098,092
Total	$468,727	$1,098,092	$428,255	$1,995,074

Nine Months Ended September 29, 2024
Smart Infrastructure Solutions	$422,588	$—	$401,621	$824,209
Automation Solutions	—	970,728	—	970,728
Total	$422,588	$970,728	$401,621	$1,794,937
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended September 28, 2025	(In thousands)
Smart Infrastructure Solutions	$251,324	$46,045	$19,544	$316,913
Automation Solutions	217,064	96,662	67,582	381,308
Total	$468,388	$142,707	$87,126	$698,221

Three Months Ended September 29, 2024
Smart Infrastructure Solutions	$243,759	$45,480	$30,408	$319,647
Automation Solutions	196,326	87,733	51,220	335,279
Total	$440,085	$133,213	$81,628	$654,926

Nine Months Ended September 28, 2025
Smart Infrastructure Solutions	$709,552	$128,348	$59,082	$896,982
Automation Solutions	635,678	275,368	187,046	1,098,092
Total	$1,345,230	$403,716	$246,128	$1,995,074

Nine Months Ended September 29, 2024
Smart Infrastructure Solutions	$610,992	$133,547	$79,670	$824,209
Automation Solutions	578,101	248,606	144,021	970,728
Total	$1,189,093	$382,153	$223,691	$1,794,937

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended September 28, 2025 and September 29, 2024. The following table presents estimated and accrued variable consideration:

	September 28, 2025	December 31, 2024

	(in thousands)
Accrued rebates included in accrued liabilities	$64,723	$51,063
Accrued returns included in accrued liabilities	10,264	15,950
Price adjustments recognized against gross accounts receivable	32,362	29,100
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of September 28, 2025, total deferred revenue was $46.0 million, and of this amount, $35.4 million is expected to be recognized within the next twelve months, and the remaining $10.6 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and nine months ended September 28, 2025 and September 29, 2024, respectively:

	2025	2024

	(In thousands)
Beginning balance at January 1	$40,128	$31,062
New deferrals	13,735	6,280
Revenue recognized	(10,420)	(7,392)
Balance at the end of Q1	$43,443	$29,950
New deferrals	16,225	11,058
Revenue recognized	(14,062)	(11,395)
Balance at the end of Q2	$45,606	$29,613
New deferrals	17,812	14,714
Acquisitions	—	46
Revenue recognized	(17,388)	(15,240)
Balance at the end of Q3	$46,030	$29,133
Service-type warranties represent $15.7 million of the deferred revenue balance at September 28, 2025, and of this amount $7.7 million is expected to be recognized in the next twelve months, and the remaining $8.0 million is long-term and will be recognized over a period greater than twelve months. As of September 28, 2025 and December 31, 2024, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Capitalized sales commissions as of September 28, 2025 and December 31, 2024 were not material. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands)
Sales commissions	$7,442	$6,865	$20,795	$18,036
Note 3:  Acquisitions
On June 30, 2024, we acquired Precision Optical Technologies (Precision) and accounted for it as a business combination. During the nine months ended September 28, 2025, we received $7.9 million related to an adjustment of the consideration paid. Including this adjustment, the total consideration paid for Precision, net of cash acquired, was $281.7 million and was funded with cash on hand. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Smart Infrastructure Solutions segment.
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
The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technology intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period and pattern of consumption of the intangible asset. The useful life for the customer relationship intangible asset was based on our forecasts of estimated sales from recurring customers. The useful life for the trademarks was based on the period of time we expect to continue to go to market using the trademarks. The useful life for the non-compete agreements was based on the terms of such arrangements.
The following table illustrates the unaudited pro forma effect on operating results as if the Precision acquisition had been completed as of January 1, 2023.

	Three Months Ended	Nine Months Ended
	September 29, 2024	September 29, 2024
	(In thousands, except per share data)
	(Unaudited)
Revenues	$654,926	$1,865,778
Net income attributable to Belden stockholders	57,021	140,744
Diluted income per share attributable to Belden stockholders	$1.38	$3.40
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

Operating Segment Information

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Smart Infrastructure Solutions

Segment Revenues	$316,913	$319,647	$896,982	$824,209
Affiliate Revenues	65	37	158	130
Segment Cost of Sales	(217,389)	(219,225)	(608,224)	(570,785)
Segment Selling, General and Administrative Expenses	(49,115)	(50,792)	(149,621)	(129,204)
Segment Research and Development Expenses	(10,664)	(9,220)	(32,126)	(26,659)
Segment EBITDA	$39,810	$40,447	$107,169	$97,691

Segment assets	$713,472	$686,960	$713,472	$686,960

Items excluded from segment measures:
Depreciation expense	$8,134	$6,758	$21,634	$19,277
Amortization of intangibles	8,574	8,738	25,786	19,479
Amortization of software development intangible assets	82	—	100	—
Severance, restructuring, and acquisition integration costs	4,190	4,619	6,894	8,518
Adjustments related to acquisitions and divestitures	—	263	—	263

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Automation Solutions

Segment Revenues	$381,308	$335,279	$1,098,092	$970,728
Affiliate Revenues	230	155	863	656
Segment Cost of Sales	(204,956)	(179,661)	(583,721)	(516,159)
Segment Selling, General and Administrative Expenses	(74,852)	(65,989)	(221,819)	(202,806)
Segment Research and Development Expenses	(22,444)	(17,965)	(62,558)	(54,118)
Segment EBITDA	$79,286	$71,819	$230,857	$198,301

Segment assets	$881,670	$772,740	$881,670	$772,740

Items excluded from segment measures:
Depreciation expense	$8,722	$7,897	$24,772	$22,420
Amortization of intangibles	5,062	5,000	14,595	15,008
Amortization of software development intangible assets	2,990	2,678	8,528	7,855
Severance, restructuring, and acquisition integration costs	4,988	644	6,821	4,950
Adjustments related to acquisitions and divestitures	11	298	595	894

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Total Segments

Segment Revenues	$698,221	$654,926	$1,995,074	$1,794,937
Affiliate Revenues	295	192	1,021	786
Segment Cost of Sales	(422,345)	(398,886)	(1,191,945)	(1,086,944)
Segment Selling, General and Administrative Expenses	(123,967)	(116,781)	(371,440)	(332,010)
Segment Research and Development Expenses	(33,108)	(27,185)	(94,684)	(80,777)
Segment EBITDA	$119,096	$112,266	$338,026	$295,992

Segment assets	$1,595,142	$1,459,700	$1,595,142	$1,459,700

Items excluded from segment measures:
Depreciation expense	$16,856	$14,655	$46,406	$41,697
Amortization of intangibles	13,636	13,738	40,381	34,487
Amortization of software development intangible assets	3,072	2,678	8,628	7,855
Severance, restructuring, and acquisition integration costs	9,178	5,263	13,715	13,468
Adjustments related to acquisitions and divestitures	11	561	595	1,157
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands)
Total Segment and Consolidated Revenues	$698,221	$654,926	$1,995,074	$1,794,937

Total Segment EBITDA	$119,096	$112,266	$338,026	$295,992
Depreciation expense	(16,856)	(14,655)	(46,406)	(41,697)
Amortization of intangibles	(13,636)	(13,738)	(40,381)	(34,487)
Severance, restructuring, and acquisition integration costs (1)	(9,178)	(5,263)	(13,715)	(13,468)
Amortization of software development intangible assets	(3,072)	(2,678)	(8,628)	(7,855)
Adjustments related to acquisitions and divestitures (2)	(11)	(561)	(595)	(1,157)
Eliminations	(55)	(22)	(151)	(47)
Consolidated operating income	76,288	75,349	228,150	197,281
Interest expense, net	(11,562)	(10,855)	(33,866)	(27,454)
Loss related to revolver refinancing	(76)	—	(76)	—
Total non-operating pension benefit (cost)	(398)	286	(1,203)	747
Consolidated income before taxes	$64,252	$64,780	$193,005	$170,574
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.

Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands)
Numerator:
Net income	$56,690	$53,689	$169,633	$140,032
Less: Net loss attributable to noncontrolling interest	—	(3)	—	(17)
Net income attributable to Belden stockholders	$56,690	$53,692	$169,633	$140,049
Denominator:
Weighted average shares outstanding, basic	39,516	40,798	39,728	40,825
Effect of dilutive common stock equivalents	621	619	596	546
Weighted average shares outstanding, diluted	40,137	41,417	40,324	41,371
For each of the three and nine months ended September 28, 2025 and September 29, 2024, diluted weighted average shares outstanding did not include outstanding equity awards of 0.1 million because they were anti-dilutive.
In addition, for the three months ended September 28, 2025 and September 29, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million because the related performance conditions have not been satisfied. For the nine months ended September 28, 2025 and September 29, 2024, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied.
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
Note 6: Credit Losses
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Provisions and recoveries are included in selling, general and administrative expenses.

The following table presents the activity in the trade receivables allowance for doubtful accounts for the three and nine months ended September 28, 2025 and September 29, 2024, respectively:

	2025	2024

	(In thousands)
Beginning balance at January 1	$25,257	$23,114
Current period provision	72	459
Fx impact	143	(51)
Recoveries collected	(146)	(6)
Write-offs	(674)	(96)
Q1 ending balance	$24,652	$23,420
Current period provision	373	688
Fx impact	219	(44)
Recoveries collected	(19)	—
Write-offs	(106)	(5)
Q2 ending balance	$25,119	$24,059
Current period provision	283	79
Fx impact	12	140
Recoveries collected	(32)	(1)
Write-offs	(708)	(48)
Q3 ending balance	$24,674	$24,229
Note 7:  Inventories
The following table presents the major classes of inventories as of September 28, 2025 and December 31, 2024, respectively:

	September 28, 2025	December 31, 2024

	(In thousands)
Raw materials	$230,031	$187,530
Work-in-process	49,270	40,442
Finished goods	189,176	186,237
Gross inventories	468,477	414,209
Excess and obsolete reserves	(74,566)	(71,110)
Net inventories	$393,911	$343,099
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.8 million and $2.4 million for the three and nine months ended September 28, 2025, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 29, 2024, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands)
Operating lease cost	$7,195	$6,893	$21,365	$20,686

Finance lease cost
Amortization of right-of-use asset	$417	$188	$1,320	$572
Interest on lease liabilities	142	167	346	385
Total finance lease cost	$559	$355	$1,666	$957

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,310	$4,423	$15,740	$15,926

Operating cash flows from finance leases were not material during the three and nine months ended September 28, 2025 and September 29, 2024.
Supplemental balance sheet information related to leases was as follows:

	September 28, 2025	December 31, 2024

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$110,798	$118,551

Accrued liabilities	$20,756	$19,437
Long-term operating lease liabilities	91,376	100,049
Total operating lease liabilities	$112,132	$119,486

Finance leases:
Other long-lived assets, at cost	$13,500	$12,257
Accumulated depreciation	(3,586)	(2,322)
Other long-lived assets, net	$9,914	$9,935

Accrued liabilities	$1,964	$1,648
Other long-term liabilities	8,356	8,845
Total finance lease liabilities	$10,320	$10,493

	September 28, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	10 years	10 years
Finance leases	6 years	6 years

Weighted Average Discount Rate
Operating leases	6.2%	6.2%
Finance leases	4.9%	4.8%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending out to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of September 28, 2025 and December 31, 2024, the fixed, remaining base rent payments were approximately $19 million and $20 million, respectively. As of September 28, 2025 and December 31, 2024, we had a liability for expected, future payments of $11.1 million and $12.3 million, respectively. The liability is based on certain assumptions that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 9:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $16.9 million and $14.7 million in the three months ended September 28, 2025 and September 29, 2024, respectively, and $46.4 million and $41.7 million in the nine months ended September 28, 2025 and September 29, 2024, respectively. We recognized amortization expense of $16.7 million and $16.4 million in the three months ended September 28, 2025 and September 29, 2024, respectively, and $49.0 million and $42.3 million in the nine months ended September 28, 2025 and September 29, 2024, respectively.
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	September 28, 2025	December 31, 2024

	(In thousands)
Revolving credit agreement due 2030	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	528,255	465,795
3.875% Senior subordinated notes due 2028	410,865	362,285
3.375% Senior subordinated notes due 2031	352,170	310,530
Total senior subordinated notes	1,291,290	1,138,610
Less unamortized debt issuance costs	(6,857)	(8,509)
Long-term debt	$1,284,433	$1,130,101
Revolving Credit Agreement due 2030
On July 18, 2025, we refinanced our revolving credit facility (the Revolver) extending the maturity date to July 18, 2030 and increasing the borrowing capacity from $300.0 million to $400.0 million. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Belgium, Canada, Germany, the Netherlands, and United Kingdom. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% - 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $27.0 million, we are subject to a fixed charge coverage ratio covenant. In connection with the refinancing, we recognized a $0.1 million loss for unamortized debt issuance costs associated with creditors no longer participating in the Revolver. When we refinanced the Revolver, we paid approximately $3.2 million of fees, which are being amortized over the remaining term of the Revolver. As of September 28, 2025, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $386.1 million.

Senior Subordinated Notes
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of September 28, 2025 is $528.3 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of September 28, 2025 is $410.9 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of September 28, 2025 is $352.2 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of September 28, 2025 was approximately $1,280.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,291.3 million as of September 28, 2025.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of September 28, 2025, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three and nine months ended September 28, 2025, the transaction loss associated with the net investment hedge reported in other comprehensive income was $6.5 million and $79.5 million, respectively. For the three and nine months ended September 29, 2024, the transaction loss associated with the net investment hedge reported in other comprehensive income was $27.7 million and $6.7 million, respectively.
Note 12:  Income Taxes
For the three and nine months ended September 28, 2025, we recognized income tax expense of $7.6 million and $23.4 million, respectively, representing effective tax rates of 11.8% and 12.1%, respectively. For the three and nine months ended September 29, 2024, we recognized income tax expense of $11.1 million and $30.5 million, respectively, representing effective tax rates of 17.1% and 17.9%, respectively.
The effective tax rates were primarily impacted by the release of uncertain tax position reserves related to tax credits, the results of tax audits, and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. The Organization for Economic Cooperation and Development is actively implementing changes to existing tax laws, including a global minimum tax of 15% which went into effect in 2024. This legislation has not materially impacted our provision for income taxes, but we will continually monitor and evaluate the potential impact on the countries in which we do business in future periods.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, which includes international tax changes, permanent extensions of most expiring Tax Cuts and Jobs Act provisions, and changes in the treatment of research and development and amortization expense deductions. As a result, during the three and nine months ended September 28, 2025, we recorded a corresponding adjustment to deferred taxes and taxes payable. We are still evaluating the impacts of the act on our consolidated financial statements and disclosures.

Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands)
Three Months Ended
Service cost	$870	$797	$8	$10
Interest cost	3,901	3,723	231	235
Expected return on plan assets	(4,012)	(4,147)	—	—
Amortization of prior service cost	40	46	—	—
Actuarial losses (gains)	322	(27)	(84)	(116)
Net periodic benefit cost	$1,121	$392	$155	$129

Nine Months Ended
Service cost	$2,514	$2,284	$23	$30
Interest cost	11,501	11,059	684	708
Expected return on plan assets	(11,810)	(12,221)	—	—
Amortization of prior service cost	116	135	—	—
Actuarial losses (gains)	962	(79)	(250)	(349)
Net periodic benefit cost	$3,283	$1,178	$457	$389
Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands)
Net income	$56,690	$53,689	$169,633	$140,032
Foreign currency translation adjustments, net of tax	(8,838)	(29,859)	(86,305)	(13,653)
Adjustments to pension and postretirement liability, net of tax	212	(73)	633	(221)
Total comprehensive income	48,064	23,757	83,961	126,158
Less: Comprehensive loss attributable to noncontrolling interests	—	(3)	—	(17)
Comprehensive income attributable to Belden	$48,064	$23,760	$83,961	$126,175
The tax impacts of the foreign currency translation adjustments and pension liability adjustments in the table above are not material. The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2024	$3,129	$(6,661)	$(3,532)
Other comprehensive loss attributable to Belden before reclassifications	(86,305)	—	(86,305)
Amounts reclassified from accumulated other comprehensive loss	—	633	633
Net current period other comprehensive loss attributable to Belden	(86,305)	633	(85,672)
Balance at September 28, 2025	$(83,176)	$(6,028)	$(89,204)

The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the nine months ended September 28, 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$712	(1)
Prior service cost	116	(1)
Total before tax	828
Tax benefit	(195)
Total net of tax	$633
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 13).
Note 15: Share Repurchase
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. As of September 28, 2025, we had $190.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.

During the three months ended September 28, 2025, we repurchased 0.4 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $129.24. During the nine months ended September 28, 2025, we repurchased 1.4 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $111.06.

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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 43% of our consolidated revenues during the quarter ended September 28, 2025 were to customers outside of the U.S.
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
Revolver Refinancing
During the three months ended September 28, 2025, we refinanced the Revolver extending the maturity date to July 18, 2030 and increasing the borrowing capacity from $300.0 million to $400.0 million. We recognized a loss of $0.1 million when we refinanced the Revolver and paid approximately $3.2 million of fees, which are being amortized over the remaining term of the Revolver. See Note 10.
Share Repurchase Program
During the nine months ended September 28, 2025, we repurchased 1.4 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $111.06. See Note 15.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended September 28, 2025:
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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024

	(In thousands, except percentages)
Revenues	$698,221	$654,926	6.6%	$1,995,074	$1,794,937	11.2%
Gross profit	263,198	244,004	7.9%	767,606	672,406	14.2%
Selling, general and administrative expenses	(139,415)	(126,976)	9.8%	(402,859)	(357,241)	12.8%
Research and development expenses	(33,859)	(27,941)	21.2%	(96,216)	(83,397)	15.4%
Amortization of intangibles	(13,636)	(13,738)	(0.7)%	(40,381)	(34,487)	17.1%
Operating income	76,288	75,349	1.2%	228,150	197,281	15.6%
Interest expense, net	(11,562)	(10,855)	6.5%	(33,866)	(27,454)	23.4%
Non-operating pension benefit (cost)	(398)	286	(239.2)%	(1,203)	747	(261.0)%
Loss related to revolver refinancing	(76)	—	n/a	(76)	—	n/a
Income before taxes	64,252	64,780	(0.8)%	193,005	170,574	13.2%

Revenues increased $43.3 million and $200.1 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 due to the following factors:
•Higher sales volume contributed $28.4 million and $119.9 million in revenues, respectively.
•Copper pass-through pricing had a $9.7 million and $23.1 million favorable impact on revenues, respectively.
•Currency translation had a $6.8 million and $4.5 million favorable impact on revenues, respectively.
•Acquisitions had a $0.4 million and $54.6 million favorable impact on revenues, respectively.
•Divestitures had a $2.0 million and $2.0 million unfavorable impact on revenues, respectively.

Gross profit increased $19.2 million and $95.2 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to the increases in revenues discussed above. Gross profit margins were robust, expanding 40 basis points and 100 basis points from 37.3% to 37.7% and 37.5% to 38.5%, respectively.

Selling, general and administrative expenses increased $12.4 million and $45.6 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to expenses from the operations of companies acquired in 2024 and strategic investments.
Research and development expenses increased $5.9 million and $12.8 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to strategic investments.
Amortization of intangibles decreased $0.1 million and increased $5.9 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to certain intangible assets becoming fully amortized and acquisitions, respectively.
Operating income increased $0.9 million and $30.9 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to the increase in revenues, partially offset by the increase in selling, general and administrative expenses and research and development expenses discussed above.
Net interest expense increased $0.7 million and $6.4 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 due to fluctuations in interest income and foreign currency translation.
Income before taxes decreased $0.5 million and increased $22.4 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to the changes in operating income and interest expense discussed above.

Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024

	(In thousands, except percentages)
Income before taxes	$64,252	$64,780	(0.8)%	$193,005	$170,574	13.2%
Income tax expense	7,562	11,091	(31.8)%	23,372	30,542	(23.5)%
Effective tax rate	11.8%	17.1%		12.1%	17.9%
For the three and nine months ended September 28, 2025, we recognized income tax expense of $7.6 million and $23.4 million, respectively, representing effective tax rates of 11.8% and 12.1%, respectively. The effective tax rates for both periods were primarily impacted by the release of uncertain tax position reserves related to tax credits, the results of tax audits, and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. On July 4, 2025, the OBBBA was enacted, which includes international tax changes, permanent extensions of most expiring Tax Cuts and Jobs Act provisions, and changes in the treatment of research and development and amortization expense deductions. As a result, during the three and nine months ended September 28, 2025, we recorded a corresponding adjustment to deferred taxes and taxes payable. We are still evaluating the potential impacts of the act on our consolidated financial statements and disclosures. See Note 12.

Consolidated Adjusted EBITDA

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024

	(In thousands, except percentages)
Revenues	$698,221	$654,926	6.6%	$1,995,074	$1,794,937	11.2%
Adjusted EBITDA	118,643	112,530	5.4%	336,672	296,692	13.5%
as a percent of revenues	17.0%	17.2%		16.9%	16.5%

Adjusted EBITDA increased $6.1 million and $40.0 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to the increases in revenues discussed above and favorable mix, partially offset by an increase in strategic investments.
Use of Non-GAAP Financial Information
Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; acquisition-related expenses, such as the adjustment of acquired inventory to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and assets; amortization of intangible assets; gains (losses) related to revolver refinancing; certain gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.
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

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(In thousands, except percentages)
Revenues	$698,221	$654,926	$1,995,074	$1,794,937

GAAP net income	$56,690	$53,689	$169,633	$140,032
Depreciation expense	16,856	14,655	46,406	41,697
Amortization of intangible assets	13,636	13,738	40,381	34,487
Income tax expense	7,562	11,091	23,372	30,542
Interest expense, net	11,562	10,855	33,866	27,454
Severance, restructuring, and acquisition integration costs (1)	9,178	5,263	13,715	13,468
Loss related to revolver refinancing	76	—	76	—
Amortization of software development intangible assets	3,072	2,678	8,628	7,855
Adjustments related to acquisitions and divestitures (2)	11	561	595	1,157
Adjusted EBITDA	$118,643	$112,530	$336,672	$296,692

GAAP net income margin	8.1%	8.2%	8.5%	7.8%
Adjusted EBITDA margin	17.0%	17.2%	16.9%	16.5%
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.
Smart Infrastructure Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024

	(In thousands, except percentages)
Segment Revenues	$316,913	$319,647	(0.9)%	$896,982	$824,209	8.8%
Segment EBITDA	39,810	40,447	(1.6)%	107,169	97,691	9.7%
as a percent of segment revenues	12.6%	12.7%		11.9%	11.9%
Smart Infrastructure Solutions revenues decreased $2.7 million and increased $72.8 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024. The decrease in revenues in the three months ended September 28, 2025 was primarily due to a decline in volume and a divestiture of $4.1 million and $2.0 million, respectively, partially offset by favorable currency translation and higher copper pass-through pricing of $1.7 million and $1.7 million, respectively. The increase in revenues in the nine months ended September 28, 2025 was primarily due to acquisitions, increases in volume, higher copper pass-through pricing, and favorable currency translation of $51.4 million, $15.7 million, $5.5 million, and $0.2 million, respectively.
Smart Infrastructure Solutions EBITDA decreased $0.6 million and increased $9.5 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily due to the changes in revenues discussed above.

Automation Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024

	(In thousands, except percentages)
Segment Revenues	$381,308	$335,279	13.7%	$1,098,092	$970,728	13.1%
Segment EBITDA	79,286	71,819	10.4%	230,857	198,301	16.4%
as a percent of segment revenues	20.8%	21.4%		21.0%	20.4%
Automation Solutions revenues increased $46.0 million and $127.4 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024. The increase in revenues in the three months ended September 28, 2025 was primarily due to increases in volume, higher copper pass-through pricing, favorable currency translation, and acquisitions of $32.5 million, $8.0 million, $5.1 million, and $0.4 million, respectively. The increase in revenues in the nine months ended September 28, 2025 was primarily due to increases in volume, higher copper pass-through pricing, favorable currency translation, and acquisitions of $104.2 million, $17.6 million, $4.3 million, and $1.3 million, respectively.
Automation Solutions EBITDA increased $7.5 million and $32.6 million in the three and nine months ended September 28, 2025, respectively, from the comparable periods of 2024 primarily as a result of the increase in revenues discussed above, partially offset by an increase in strategic investments.
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

	Nine Months Ended
	September 28, 2025	September 29, 2024

	(In thousands)
Net cash provided by (used for):
Operating activities	$194,476	$177,357
Investing activities	(89,122)	(366,244)
Financing activities	(170,372)	(84,815)
Effects of currency exchange rate changes on cash and cash equivalents	8,973	(360)
Decrease in cash and cash equivalents	(56,045)	(274,062)
Cash and cash equivalents, beginning of period	370,302	597,044
Cash and cash equivalents, end of period	$314,257	$322,982
Net cash provided by operating activities increased to $194.5 million in the nine months ended September 28, 2025 from $177.4 million in the year ago period due to an increase in earnings, partially offset by unfavorable changes in operating assets and liabilities.

Net cash used for investing activities totaled $89.1 million in the nine months ended September 28, 2025 compared to $366.2 million in the year ago period. Investing activities for the nine months ended September 28, 2025 included capital expenditures of $97.0 million, partially offset by cash from business acquisitions and asset sales of $7.7 million and $0.2 million, respectively. Investing activities for the nine months ended September 29, 2024 included cash from business acquisitions of $295.5 million and capital expenditures of $70.8 million, partially offset by asset sales of $0.1 million. The increase in capital expenditures is attributable to our continued investment in capitalized software and the expansion of manufacturing facilities.

Net cash used for financing activities totaled $170.4 million for the nine months ended September 28, 2025 compared to $84.8 million in the year ago period. Financing activities for the nine months ended September 28, 2025 included $151.0 million of payments under our share repurchase program, including excise tax; $50.0 million of payments on our revolving credit facility; $20.5 million of payments related to share based compensation activities; $6.0 million of cash dividend payments; $3.2 million of debt issuance cost payments; and $1.3 million of financing lease payments; partially offset by $50.0 million and $11.6 million of borrowings on our revolving credit facility and proceeds from the issuance of common stock under our Employee Stock Purchase Plan, respectively. Financing activities for the nine months ended September 29, 2024 included $77.9 million of payments under our share repurchase program, $8.9 million of payments related to share based compensation activities, $6.2 million of cash dividend payments, and $0.7 million of financing lease payments, partially offset by $8.9 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.
Our cash and cash equivalents balance was $314.3 million as of September 28, 2025. Of the total cash balance, $204.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of September 28, 2025 consisted of $1,291.3 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 28, 2025.

	Principal Amount by Expected Maturity			Fair
	2025	Thereafter	Total	Value

	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$528,255	$528,255	$527,595
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$410,865	$410,865	$411,379
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$352,170	$352,170	$341,605
Average interest rate		3.375%
Total			$1,291,290	$1,280,579
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended September 28, 2025 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at June 29, 2025				$240,000
June 30, 2025 through August 3, 2025	—	$—	—	240,000
August 4, 2025 through August 31, 2025	187	129.11	187	215,830
September 1, 2025 through September 28, 2025	200	129.37	200	190,000
Total	387	$129.24	387	$190,000

(1) We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended September 28, 2025, we repurchased 0.4 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $129.24. See Note 15.
Item 5:      Other Information
Rule 10b5-1 Trading Plans
The adoption, modification, or termination of contracts for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 28, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

	Name	Title	Action	Date Adopted	Expiration Date	Total SARs	Total Shares
(1)	Brian Lieser	Executive Vice President, Industrial Automation Solutions	Adoption	8/11/2025	12/31/2026	6,664	9,705
(2)	Leah Tate	Senior Vice President, Human Resources	Adoption	8/11/2025	4/30/2026	—	5,508
(3)	Ashish Chand	President and Chief Executive Officer	Adoption	8/11/2025	8/14/2026	2,503	19,598
(3)	Ashish Chand	President and Chief Executive Officer	Amendment	8/12/2025	8/14/2026	26,599	19,598
(4)	Douglas Zink	Vice President and Chief Accounting Officer	Adoption	8/12/2025	2/20/2026	5,018	4,000
(5)	Hiran Bhadra	Senior Vice President, Strategy and Technology	Adoption	8/15/2025	12/31/2026	4,847	—

(1) Brian Lieser, Executive Vice President, Industrial Automation Solutions, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 11, 2025. Mr. Lieser's plan provides for the exercise of up to 6,664 stock appreciation rights and the sale of up to 9,705 shares of Belden common stock. The plan expires on December 31, 2026, or upon the earlier completion of all authorized transactions under the plan.
(2) Leah Tate, Senior Vice President, Human Resources, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 11, 2025. Mrs. Tate's plan provides for the sale of up to 5,508 shares of Belden common stock. The plan expires on April 30, 2026, or upon the earlier completion of all authorized transactions under the plan.
(3) Ashish Chand, President and Chief Executive Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 11, 2025, which he later amended on August 12, 2025. Mr. Chand's plan provides for the exercise of up to 26,599 stock appreciation rights and the sale of up to 19,598 shares of Belden common stock. The plan expires on August 14, 2026, or upon the earlier completion of all authorized transactions under the plan.
(4) Douglas Zink, Vice President and Chief Accounting Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 12, 2025. Mr. Zink's plan provides for the exercise of up to 5,018 stock appreciation rights and the sale of up to 4,000 shares of Belden common stock. The plan expires on February 20, 2026, or upon the earlier completion of all authorized transactions under the plan.
(5) Hiran Bhadra, Senior Vice President, Strategy and Technology, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 15, 2025. Mr. Bhadra's plan provides for the exercise of up to 4,847 stock appreciation rights. The plan expires on December 31, 2026, or upon the earlier completion of all authorized transactions under the plan.
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

BELDEN INC.

Date:	October 30, 2025	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	October 30, 2025	By:	/s/ Jeremy Parks

Jeremy Parks
Senior Vice President, Finance, and Chief Financial Officer

Date:	October 30, 2025	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer