Form 10-K
period 2025-12-31
BELDEN INC.
filed 2026-02-17
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐   No   ☑.
At June 29, 2025, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $2,797,374,091 based on the closing price ($116.41) of such stock on such date.
As of February 11, 2026, there were 38,748,995 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2025 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

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

Segments
As of December 31, 2025, we operated our business under two segments – Smart Infrastructure Solutions and Automation Solutions. A discussion of the segments is included below. In 2026, we are realigning our organizational structure, moving to a unified functional operating model. See Note 25.
Smart Infrastructure Solutions

The Smart Infrastructure Solutions segment is a leading provider in network infrastructure and broadband solutions. Our priority vertical markets for our Smart Buildings Solutions include data centers, government, healthcare, and hospitality. We also serve customers in markets such as commercial real estate, education, financial institutions, stadiums and venues, and military installations. Our Broadband Solutions primarily serve broadband and wireless service providers. Smart Infrastructure Solutions product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, interconnect panels, racks and enclosures, and secure, high performance signal extension and matrix switching systems.

Smart Infrastructure Solutions provides true end-to-end fiber and copper network systems, which are used in applications such as local area networks, data centers, access control, 5G, Fiber to the Home, commercial audio/video, security and building automation. Our high-performance solutions support all networking protocols up to and including 100G+ Ethernet technologies. Our innovative products can deliver data in addition to power over Ethernet, which meets the higher performance requirements driven by the increasing number of connections in smart buildings. Smart Infrastructure Solutions products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The product portfolio is designed to support Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers.

Automation Solutions
The Automation Solutions segment at Belden provides digitization and automation solutions as building blocks to enable IT/OT convergence, including physical AI, in demanding vertical markets. This enables our customers to make data-based business decisions. We accelerate digital transformation by providing complete connection solutions that cover the four aspects of data handling: acquisition, transmission, orchestration and management. Our primary markets include Warehousing & Logistics, Energy, Transportation and Discrete Manufacturing.

We help customers increase uptime and ensure network data availability, integrity and confidentiality. We understand the operational, quality, safety and innovation demands of our customers and empower them to succeed by making the most of real-time operational data. Our global team of engineers and consultants at our Customer Innovation Centers works directly with customers to understand operational issues, anticipate what successful outcomes require and solve unique networking needs. Belden automation products and solutions are sold directly to industrial equipment OEMs and through a network of distributors, value-added resellers and system integrators for broader reach. See Note 5 to the Consolidated Financial Statements for additional information regarding our segments.
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
We have completed a number of acquisitions in recent years as part of this strategy. In September 2024, we acquired Voleatech GmbH (Voleatech) which is known for its VT AIR Next Gen Firewall and will expand Belden's Firewall product portfolio and overall planning of security in OT networking. In June 2024, we acquired Precision Optical Technologies (Precision), a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. In August 2023, we acquired CloudRail GmbH (CloudRail), which specializes in sensor to cloud data solutions allowing end users to quickly connect sensors on their machinery to cloud providers to drive business insights and improve outcomes. In April 2023, we acquired Berthold Sichert GmbH (Sichert), which designs and manufactures a portfolio of polycarbonate street cabinets utilized in outside plant passive optical networks (“PON”) and 5G networks. The results of Precision and Sichert have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Smart Infrastructure Solutions segment. The results of Voleatech and CloudRail have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Automation Solutions segment. For more information regarding our most recent transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. For the year ended December 31, 2025, sales to our largest distributor represented approximately 14% of our consolidated revenues. No other customer accounted for more than 10% of our revenues in 2025.
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
International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Canada, China, India, Mexico, and Tunisia, as well as various countries in Europe. During 2025, approximately 42% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs. Financial information for Belden by country is shown in Note 6 to the Consolidated Financial Statements.
Competition
The markets in which we operate can be generally categorized as highly competitive with many players. In order to maximize our competitive advantages, we manage our product portfolio to capitalize on secular trends and high-growth applications in those markets. Based on available data for our served markets, we estimate that our market share across our segments ranges from approximately 5% to 15%. Substantial share capture or a significant acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage.

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

There is an ongoing and growing trend toward further adoption of Industrial Ethernet technology, which increases the bandwidth that is available in communication systems for data acquisition, transmission, and correlation to support data analytics and AI-supported operations, in addition to enhancing the ability to connect and integrate devices made by different manufacturers. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the technology will continue to grow globally.

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

	2025	2024	2023
Copper spot prices per pound
High	$5.80	$5.12	$4.27
Low	3.99	3.69	3.54
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
Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. As of December 31, 2025 and 2024, our backlog was $567.7 million and $509.7 million, respectively. Almost all of the backlog at December 31, 2025 is scheduled to ship in 2026.

Environmental Sustainability
At Belden, we are dedicated to continuously improving our global impact through visible and measurable progress. Our sustainability strategy is overseen by our Board of Directors through the Nominating and Corporate Governance Committee. Under the leadership of our Executive Vice President and Chief Legal and Risk Officer, our Sustainability Steering Committee is responsible for implementation of our strategy and comprises cross-functional members of the organization. We are subject to numerous federal, state, provincial, local, and foreign laws and regulations relating to the storage, handling, emission, and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Clean Air Act; the Emergency Planning and Community Right-To-Know Act; the Resource Conservation and Recovery Act; and similar laws in the other countries in which we operate. Belden's environmental sustainability initiatives and strategy are discussed further in our 2024 Sustainability Report, which can be found on our website at www.Belden.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.
Human Capital Resources
Our employees’ well-being is directly associated with our success. We are striving to make Belden a great place to work for all associates. Priority areas for our Human Capital Management strategy are our workplace culture, Employee Growth and Development, and Employee Well-Being and Engagement.
As of December 31, 2025, our global team members totaled approximately 8,000 employees of which 26% are in the United States, 3% in Canada, 10% in China, 4% in India, 25% in Mexico, and 30% in the EMEA region. Women represent 39% of our workforce, 26% of the senior management, and 40% of our Board of Directors. Individuals of ethnically diverse backgrounds make up 28% of our U.S. workforce and 30% of our Board of Directors.
Workplace Culture
At Belden, we are dedicated to creating a workplace culture for our employees that allows them to thrive. This includes providing a work environment focused on collaboration, continuous learning and a culture of innovation. We do this through our Belden Values, which guide how we operate each and every day. Additionally, we support our Employee Resource Groups (ERGs) focused on women, young professionals, global cultures and diverse abilities. Our ERGs provide support for our employees around 4 pillars: Learning and Development, Professional Networking, Community Engagement, and Business Solutions.
Employee Growth and Development
We believe in the potential of our employees and the importance of providing career development opportunities within our Company for those who wish to learn and grow with us. We invest in talent by promoting based on merit, with 85% of our top 185 positions being filled with people that have been promoted from within. Moreover, our Launch Program (previously referred to as Early Career Leadership Program), allows for us to recruit and retain high-caliber candidates at an early stage. In 2025, we had 19 graduates of Launch globally. Additionally, we extend offers to high performing interns from our formal internship program to join Launch.
Employee Well-Being and Engagement
To ensure we are working towards the betterment of our employees’ well-being, we conduct an annual employee engagement survey via Great Place to Work, for which we saw a 80% participation rate in 2025. Voluntary turnover of management and professional staff remained low at 4% while the overall company Lost Time Incident Rate (LTIR) and Total Recordable Incident Rate (TRIR) were 0.37 and 0.48, respectively.
The Be Well program formally launched in the United States in 2022 now encompasses our entire operational footprint to support our workforce’s physical, emotional, social, and financial well-being with 65% of our workforce participating. Once again, we are recognized as a Great Place to Work® in various global locations, including Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Hungary, India, Italy, Malaysia, Mexico, Saudi Arabia, Singapore, Spain, Switzerland, Tunisia, United Arab Emirates, United Kingdom, and United States – a testament of Belden’s commitment to our employees.
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
Information about our Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 17, 2026. In 2026, we realigned our organizational structure, moving to a unified functional operating model. In connection with this realignment, many executive officers were appointed to new roles in February 2026. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
Ashish Chand	51	President and Chief Executive Officer
Brian Anderson	51	Executive Vice President and Chief Legal and Risk Officer
Hiran Bhadra	52	Executive Vice President and Chief Innovation Officer
Brad Dineley	54	Executive Vice President and Chief Digital and Operations Officer
Brian Lieser	60	Executive Vice President and Chief Commercial Officer
Jeremy Parks	50	Executive Vice President and Chief Financial Officer
Leah Tate	49	Executive Vice President and Chief People and Strategy Officer
Doug Zink	50	Vice President and Chief Accounting Officer

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

Brian Anderson was appointed Executive Vice President and Chief Legal and Risk Officer in February 2026. Prior to that, he served as Senior Vice President, Legal, General Counsel and Corporate Secretary for the Company from April 2015 to February 2026 and Corporate Attorney for the Company from May 2008 through March 2015. Prior to joining Belden, Mr. Anderson was in private practice at the law firm Lewis Rice in St. Louis. Mr. Anderson has a B.S.B. degree in Accounting and an MBA from Eastern Illinois University and holds a J.D. – Order of the Coif from the Washington University in St. Louis School of Law, where he served as an Articles Editor for the Washington University Law Quarterly.

Hiran Bhadra was appointed Executive Vice President and Chief Innovation Officer in February 2026. Senior Vice President, Strategy and Technology in May 2024. Prior to that, he served as Senior Vice President, Strategy and Technology from May 2024 to February 2026 and Senior Vice President, Strategy from the time he joined Belden in 2022 through May 2024. Prior to joining Belden, Mr. Bhadra worked as a management consultant in leadership positions at Accenture and KPMG. Mr. Bhadra holds a B.Tech. in Electrical & Electronics Engineering from Indian Institute of Technology, Madras, India, and an MBA from XLRI Jamshedpur, India.

Brad Dineley was appointed Executive Vice President and Chief Digital and Operations Officer in January 2026. Prior to that, he served in an operations leadership role for TE Connectivity, contributing on the Global Leadership Team for the Aerospace, Defense and Marine Division. Prior, Mr. Dineley served in various regional operations leadership roles for the Schaeffler Group including the Chief Operations Officer role where, in addition to his responsibility for strategy, execution and organizational development of the operations functions, he developed and employed operational digitalization in the organizational framework to focus on IT/OT convergence and later oversaw the business and IT transformation to SAP S/4HANA. Mr. Dineley holds a B.S. in Mechanical Engineering from Queen’s University and an MBA from Wilfrid Laurier University School of Business and Economics.

Brian Lieser was appointed Executive Vice President and Chief Commercial Officer in February 2026. Prior to that, he served as Executive Vice President, Automation Solutions from February 2023 to February 2026 and Vice President of Global Products of Automation Solutions where he was responsible for product strategy, roadmap, and development as well as domestic and international growth, particularly within Asia and Europe. Mr. Lieser joined the Company in 2009 and has assumed positions of increasing responsibility primarily within the Automation Solutions segment. Previously, Mr. Lieser held positions at Rockwell Automation, Rosemount, and MTS Systems. Mr. Lieser holds a Bachelor of Science in Aerospace Engineering from the University of Minnesota and an MBA in Marketing from the University of St. Thomas.

Jeremy Parks was appointed Executive Vice President and Chief Financial Officer in February 2026. Prior to that, he served as Senior Vice President, Finance, and Chief Financial Officer in February 2021 to February 2026 and in various financial roles, including as Vice President of Finance of the Company’s Automation Solutions segment. Mr. Parks has a B.A. and M.A. in economics from State University of New York – Buffalo, and an MBA from Xavier University.

Leah Tate was appointed Executive Vice President and Chief People and Strategy Officer in February 2026. Prior to that, she served as Senior Vice President, Human Resources from March 2022 to February 2026 and the Vice President, Human Resources for the Company’s Automation platform as well as in other roles in the human resources organization. Prior to joining Belden, Ms. Tate held human resource roles in the Pulte Group and Ingersoll Rand. Ms. Tate holds a Bachelor of Science degree in Management and a Master of Science degree in Human Resource Management from Purdue University.

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
Computer hacking, malware, phishing, and spamming attacks against online networking platforms have become more prevalent, more recently enhanced by the use of artificial intelligence (“AI”) tools. Though it is difficult to determine what, if any, harm may directly result from any specific attack or interruption, such events could also be expensive to remedy, harm our reputation or brands, and/or lead users to lose trust and confidence in our business. We, and others on our behalf, also have possession of “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. Based upon a past incident, we have implemented safeguards to protect the privacy of PII as it is possible that hackers or others might obtain this information. We may be subject to potentially costly remedial actions, fines, penalties, lawsuits, and reputational damage in the event of a future incident.

Volatility in global trade policies and practices could have direct and indirect impacts on our business.
Throughout 2025, the United States government issued orders increasing tariffs on imports from nearly every country in the world on certain products. In some cases, this has led to negotiations of new trade deals and in others, it has resulted in reciprocal tariffs on U.S. exports. Because not all goods can be sourced in all countries, global companies like Belden will experience increased costs in their supply chains that may lead to reduced margins or increased prices. These increased costs and the uncertainty during transition periods could lead to changes in buying behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue, gross margins, and profitability.

Supply chain issues, including scarcity of raw materials or other components necessary to produce the products we manufacture, could increase costs or cause a delay in our ability to fulfill orders, and could adversely affect our future results of operations and our overall financial performance.
The Company relies on an extended supply chain and the availability of certain raw materials, including but not limited to copper, to produce a significant amount of our products. A reduction or interruption in supply, an inability to procure quality raw materials in a cost-effective manner and constrain volatile materials costs, a failure to monitor contract compliance to ensure and sustain sourcing savings, a failure to procure adequate inventory or raw materials from our suppliers, or regulatory changes may lead to delays in manufacturing and increases in costs.

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
In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Canada, China, India, Mexico, Tunisia and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic, social, and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, pandemics and other health-related crises, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.

Approximately 42% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, the British pound and Indian rupee. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.

Our future success depends in part on our ability to develop and introduce new products and respond to changes in customer preferences.
Our markets are characterized by the introduction of products with increasing technological capabilities, most notable currently is an expectation that AI capabilities will be deployed. Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new products and adapting existing products to meet evolving customer expectations requires high levels of innovation, and the development process may be lengthy and costly. If we are not able to timely anticipate, identify, develop and market products that respond to rapidly changing customer preferences, demand for our products could decline.

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

Our ability to remain competitive will be determined, in part, by our ability to successfully implement AI into our product offerings and back office processes.
We are increasingly incorporating AI and machine learning technologies into our products, services, and internal operations. While we believe AI offers significant opportunities, its development and deployment involve inherent risks that could materially impact our business. These risks include, but are not limited to (1) operational and performance risks related to the quality of data and sophistication of the algorithms; (2) the evolving legal and regulatory landscape; (3) ethical and reputational risk associated with biased or inaccurate results; (4) cybersecurity and data privacy risk; (5) intellectual property risk; (6) risks related to attracting and retaining AI talent; (7) dependence on third-party AI providers; and (8) speed and quality of adoption.

Any of these risks could materialize and have a material adverse effect on our business, financial condition, and results of operations.

Our reliance on legacy information technology systems and the challenges associated with their maintenance and upgrade could adversely affect our business, financial condition, and results of operations.
We rely on a variety of information technology (IT) systems and infrastructure to support our operations, including critical business processes, data management, and customer-facing applications. Some of these systems are legacy technologies that have been in place for a significant period. While we strive to maintain and update our IT infrastructure, our reliance on these legacy systems presents several risks, including performance and reliability issues, security vulnerabilities, integration challenges, increased maintenance costs, and compliance risks.
We may undertake significant IT infrastructure upgrade and modernization projects to address these challenges. Such projects, however, involve substantial risks, including significant capital expenditure and resource allocation, disruption to operations, implementation and integration challenges, data loss or corruption, and failure to achieve anticipated benefits.
Any of these risks could materially and adversely affect our business, financial condition, and results of operations.

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

Changes in foreign currency rates and commodity prices can impact the buying power of our customers. For example, a strengthened U.S. dollar can result in relative price increases for our products for customers outside of the U.S., which can have a negative impact on our revenues and results of operations. Furthermore, customers’ ability to invest in capital expenditures, such as our products, can be dependent on their realized profits from their sales of commodity products, such as occurs in the oil and gas markets. A decline in energy prices, therefore, can have a negative impact on our revenues and results of operations.

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
We have a complex tax profile due to the global nature of our operations, which encompass multiple taxing jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, such as the One Big Beautiful Bill Act, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly affect our effective income tax rate in the future.

Our effective income tax rate is the result of the income tax laws in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

If we are unable to attract and retain key employees, our business operations could be adversely affected.
The inability to attract employees with AI and digital skills, engineers with relevant skills, or the loss of key current employees could have an adverse effect on us. We may not be able to find qualified replacements for these individuals and the integration of potential replacements may be disruptive to our business. More broadly, a key determinant of our success is our ability to attract, develop, and retain talented associates. While this is one of our strategic priorities, we may not be able to succeed in this regard.

Our revenue and profits would likely decline, at least temporarily, if we were to lose a key distributor.
We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor accounted for approximately 14% of our revenues in 2025 and our top eight distributors accounted for a total of 35% of our revenues in 2025. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

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

Perceived failure of our data solutions to provide expected results may result in negative publicity and harm our business and operating results.
Our customers use our data solutions in a wide variety of IT and OT systems and application environments in order to help reduce security vulnerabilities and demonstrate compliance. Despite our efforts to make clear in our marketing materials and customer agreements the capabilities and limitations of these products, some customers may incorrectly view the deployment of such products in their IT or OT infrastructure as a guarantee that there will be no security incident or policy non-compliance event. As a result, the occurrence of a high profile security incident, or a failure by one of our customers to pass a regulatory compliance IT or OT audit, could result in public and customer perception that our solutions are not effective and harm our business and operating results, even if the occurrence is unrelated to the use of such products or if the failure is the result of actions or inactions on the part of the customer.

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

Increasing expectations with respect to Sustainability matters by our various stakeholders and Sustainability regulation could adversely affect our business and operating results.
As a response to growing customer, investor, employee, governmental, and other stakeholder interest in our sustainability practices, we have increased reporting of our sustainability programs and performance and have established and announced our aspirational goals or targets, including those regarding greenhouse gas emissions and other factors. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. Such risks include, among others, the availability and adoption of new or additional technologies that reduce carbon or eliminate energy sources on a commercially reasonable basis, competing and evolving economic, policy and regulatory factors, the availability of qualified candidates in our labor markets and our ability to recruit and retain key talent, and customer engagement in our goals. There may be times where actual outcomes vary from those aimed for or expected and sometimes challenges may delay or block progress. As a result, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for Sustainability matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. A failure or perceived failure to meet our aspirational goals or targets within the timelines we announce, or at all, or a failure or perceived failure to meet evolving stakeholders expectations and standards, could damage our reputation, adversely affect employee retention or engagement or support from our various stakeholders and could subject us to government enforcement actions or penalties and private litigation. Such outcomes could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

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

To ensure the Company is addressing constant changes in the threat landscape, management and the Board of Directors continue to advance their cybersecurity knowledge and stay current with evolving information, regulations and industry practices through our memberships and affiliations with industry leading companies such as Crowdstrike, IBM, and Palo Alto Networks, as well as national organizations such as the Federal Bureau of Investigation, the Cybersecurity and Infrastructure Security Agency and others. In addition, to supplement our efforts, expert consultants and third-party vendors are engaged from time to time to assess enterprise security posture, identify operational technology vulnerabilities, and assess software product security. In addition to these assessments, the Company engages third-party vendors to perform enterprise-wide attack and penetration tests. Findings from these activities are reported to senior management and the Belden Board of Directors. To demonstrate Belden’s commitment to information security, the company gained ISO 27001:2022 certification for all business and locations globally.

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

Cybersecurity Governance

In 2018, in recognition of the unique nature of cybersecurity threats and the desire to apply focused oversight of cybersecurity risk, the Company’s Board of Directors formed a Cybersecurity Subcommittee (the “Subcommittee”) providing oversight of the Company’s cybersecurity posture and reporting to the Board’s Audit Committee. The Subcommittee consists of three independent directors with experience and/or expertise in cybersecurity management and oversight. The Subcommittee meets regularly on at least a quarterly basis. The Subcommittee has full access to management and consultants engaged by management and receives regular reporting directly from the Company’s chief information officer, head of cybersecurity, internal audit and the legal function, as well as third-party assessments of the Company’s cybersecurity processes and posture. In addition, the full Board of Directors receives a report on cybersecurity annually, or as necessary. In 2026, due to the current makeup of the Board, the relative stability of management’s cybersecurity approach, and the availability within the Audit Committee’s agenda, the Board plans to eliminate the separate subcommittee and move direct cybersecurity oversight up to the Audit Committee level as a standard quarterly agenda item.

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
Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2026 through 2039. The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2025.

	Smart Infrastructure Solutions	Automation Solutions	Both Segments	Total
Belgium	—	1	—	1
Canada	—	1	—	1
China	—	—	1	1
Czech Republic	—	1	—	1
Denmark	2	—	—	2
Germany	1	1	—	2
Hungary	—	—	1	1
India	1	—	1	2
Italy	—	—	1	1
Mexico	—	—	3	3
Netherlands	—	—	1	1
Poland	1	—	—	1
Tunisia	1	—	—	1
United Kingdom	1	—	—	1
United States	6	2	2	10
Total	13	6	10	29

In addition to the manufacturing and other operating facilities summarized above, our business operations also utilize approximately 5 warehouses worldwide. As of December 31, 2025, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 11, 2026, there were 178 record holders of common stock of Belden Inc.
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities and does not have an expiration date. During 2025, we repurchased 1.7 million shares of our common stock for an aggregate cost of $194.6 million at an average price per share of $113.00. As of December 31, 2025, we had $145.4 million of authorizations remaining under the program. Set forth below is information regarding our stock repurchases for the three months ended December 31, 2025 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at September 28, 2025				$190,000
September 29, 2025 through November 2, 2025	—	$—	—	190,000
November 3, 2025 through November 30, 2025	—	—	—	190,000
December 1, 2025 through December 31, 2025	372	120.02	372	145,381
Total	372	$120.02	372	$145,381

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2025, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2020, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
DOLLARS
300
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Belden Inc.
S&P 500 Index
S&P Composite 1500 Industrials Index
Peer Group

(1)The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders (Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company Name / Index		2021	2022	2023	2024	2025
Belden Inc.		57.5%	9.7%	7.7%	46.1%	3.7%
S&P 500 Index		28.7%	(18.1)%	26.3%	25.0%	17.9%
S&P 1500 Industrials Index		22.2%	(6.4)%	20.4%	16.9%	18.3%

		INDEXED RETURNS
		Years Ended December 31,
Company Name / Index	Base Period 2020	2021	2022	2023	2024	2025
Belden Inc.	$100.00	$157.46	$172.81	$186.10	$271.82	$281.82
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 1500 Industrials Index	100.00	122.18	114.33	137.62	160.94	190.46

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
Significant Trends and Events in 2025
The following trends and events during 2025 had varying effects on our financial condition, results of operations, and cash flows.
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
Share Repurchase Program
During 2025, we repurchased 1.7 million shares of our common stock for an aggregate cost of $194.6 million at an average price per share of $113.00. See Note 21.

Results of Operations
Consolidated Income before Taxes

	Years Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
		(In thousands, except percentages)
Revenues	$2,715,194	$2,460,979	$2,512,084	10.3%	(2.0)%
Gross profit	1,031,172	922,222	954,966	11.8%	(3.4)%
Selling, general and administrative expenses	533,366	494,603	492,702	7.8%	0.4%
Research and development expenses	128,758	112,365	116,427	14.6%	(3.5)%
Amortization of intangibles	53,356	48,794	40,375	9.3%	20.9%
Gain on sale of assets	—	—	12,056	n/a	(100.0)%
Operating income	315,692	266,460	317,518	18.5%	(16.1)%
Interest expense, net	46,355	38,303	33,625	21.0%	13.9%
Non-operating pension benefit (cost)	(2,395)	(215)	1,863	1,014.0%	(111.5)%
Loss related to revolver refinancing	76	—	—	n/a	n/a
Income before taxes	266,866	227,942	285,756	17.1%	(20.2)%
2025 Compared to 2024
Revenues increased $254.2 million from 2024 to 2025 due to the following factors:
•Higher sales volume resulted in a $154.1 million increase in revenues.
•Acquisitions contributed $54.5 million in revenues.
•Copper pass-through pricing contributed $36.7 million in revenues.
•Currency translation had a $13.2 million favorable impact on revenues.
•Divestitures had a $4.3 million unfavorable impact on revenues.

Gross profit increased $109.0 million from 2024 to 2025 primarily due to the changes in revenues discussed above. Gross profit margins were robust, expanding 50 basis points from 37.5% to 38.0%.
Selling, general and administrative expenses increased $38.8 million from 2024 to 2025 primarily due to expenses from the operations of companies acquired in 2024 and strategic investments.

Research and development expenses increased $16.4 million from 2024 to 2025 primarily due to strategic investments.

Amortization of intangibles increased $4.6 million from 2024 to 2025 primarily due to acquisitions, partially offset by certain intangible assets becoming fully amortized.
Operating income increased $49.2 million from 2024 to 2025 primarily due to the increase in gross profit, partially offset by the increases in selling, general and administrative expenses and research and development expenses discussed above.

Net interest expense increased $8.1 million from 2024 to 2025 primarily due to fluctuations in interest income and foreign currency translation.

Income before taxes increased $38.9 million from 2024 to 2025 primarily due to the increase in operating income, partially offset by the increase in net interest expense discussed above.

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
Selling, general and administrative expenses increased $1.9 million from 2023 to 2024 primarily due to expenses from the operations of companies acquired in 2024, partially offset by the benefits realized from our productivity initiatives. See Note 14.

Research and development expenses decreased $4.1 million from 2023 to 2024 primarily due to the timing of projects.

Amortization of intangibles increased $8.4 million from 2023 to 2024 primarily due to acquisitions.
During 2023, we sold certain real estate in Canada and recognized a $12.1 million pre-tax gain on sale. See Note 10.
Operating income decreased $51.1 million from 2023 to 2024 primarily due to the decrease in gross profit, decrease in the gain on sale of assets, and increase in amortization expense discussed above.

Net interest expense increased $4.7 million from 2023 to 2024 primarily due to fluctuations in interest income and foreign currency translation.

Income before taxes decreased $57.8 million from 2023 to 2024 primarily due to the decrease in operating income and increase in net interest expense discussed above.
Income Taxes

	Years Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands, except percentages)
Income before taxes	$266,866	$227,942	$285,756	17.1%	(20.2)%
Income tax expense	(29,344)	(29,528)	(43,200)	(0.6)%	(31.6)%
Effective tax rate	11.0%	13.0%	15.1%

In 2025, we recognized income tax expense of $29.3 million, representing an effective tax rate of 11.0%. The effective tax rate in 2025 was primarily impacted by the release of uncertain tax position reserves related to tax credits, the results of tax audits, and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. In 2024, we recognized income tax expense of $29.5 million, representing an effective tax rate of 13.0%, and in 2023, we recognized income tax expense of $43.2 million, representing an effective tax rate of 15.1%. The effective tax rates in 2024 and 2023 were primarily impacted by the effect of our foreign operations, including statutory tax rates differences and foreign tax credits. Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws. See Note 17.

Consolidated Adjusted EBITDA

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
Revenues	$2,715,194	$2,460,979	$2,512,084

GAAP net income	$237,522	$198,414	$242,556
Depreciation expense	63,784	56,383	51,379
Amortization of intangibles	53,356	48,794	40,375
Interest expense, net	46,355	38,303	33,625
Income tax expense	29,344	29,528	43,200
Severance, restructuring, and acquisition integration costs (1)	14,967	22,814	25,152
Amortization of software development intangible assets	12,293	10,564	7,692
Adjustments related to acquisitions and divestitures (2)	1,037	4,764	6,177
Loss related to revolver refinancing	76	—	—
Non-operating pension settlement loss	—	1,208	—
Gain on sale of assets(3)	—	—	(12,056)
Adjusted EBITDA	$458,734	$410,772	$438,100

GAAP net income margin	8.7%	8.1%	9.7%
Adjusted EBITDA margin	16.9%	16.7%	17.4%
(1)Includes costs associated with acquisitions, productivity initiatives, and manufacturing footprint actions.
(2)Includes fair value adjustments of acquired assets and costs associated with a former subsidiary that was previously divested.
(3)In 2023, we sold certain real estate in Canada for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. See Note 10, Property, Plant, and Equipment, for details.
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

	Years Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands, except percentages)
Revenues	$2,715,194	$2,460,979	$2,512,084	10.3%	(2.0)%
Adjusted EBITDA	458,734	410,772	438,100	11.7%	(6.2)%
as a percent of revenues	16.9%	16.7%	17.4%

2025 Compared to 2024
Adjusted EBITDA increased $48.0 million in 2025 from 2024 primarily due to the increase in revenues as discussed above and favorable mix, partially offset by an increase in strategic investments.

2024 Compared to 2023
Adjusted EBITDA decreased $27.3 million in 2024 from 2023 primarily due to the decline in revenues as discussed above, partially offset by favorable mix and benefits realized from our productivity improvement initiatives.

Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Consolidated Financial Statements.
Smart Infrastructure Solutions

	Years Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands, except percentages)
Segment Revenues	$1,219,422	$1,143,790	$1,122,831	6.6%	1.9%
Segment EBITDA	147,942	140,092	149,107	5.6%	(6.0)%
as a percent of segment revenues	12.1%	12.2%	13.3%
2025 Compared to 2024
Smart Infrastructure Solutions revenues increased $75.6 million in 2025 as compared to 2024. The increase was due to revenues from acquisitions, increases in volume, higher copper pass-through pricing, and favorable currency translation of $49.1 million, $15.0 million, $9.1 million, and $2.4 million, respectively.

Smart Infrastructure Solutions EBITDA increased $7.9 million in 2025 as compared to 2024 primarily due to the changes in revenues discussed above and favorable mix, partially offset by strategic investments.
2024 Compared to 2023
Smart Infrastructure Solutions revenues increased $21.0 million in 2024 as compared to 2023. Revenues from acquisitions and higher copper pass-through pricing contributed $72.1 million and $10.7 million, respectively, to the increases in revenues, partially offset by a decline in volume of $60.7 million and unfavorable currency translation of $1.1 million.

Smart Infrastructure Solutions EBITDA decreased $9.0 million in 2024 as compared to 2023 primarily due to unfavorable mix.
Automation Solutions

	Years Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands, except percentages)
Segment Revenues	$1,495,772	$1,317,189	$1,389,253	13.6%	(5.2)%
Segment EBITDA	313,386	269,766	287,328	16.2%	(6.1)%
as a percent of segment revenues	21.0%	20.5%	20.7%

2025 Compared to 2024
Automation Solutions revenues increased $178.6 million in 2025 as compared to 2024 primarily due to increases in volume, higher copper pass-through prices, favorable currency translation, and acquisitions of $139.1 million, $27.6 million, $10.8 million and $1.1 million, respectively.
Automation Solutions EBITDA increased $43.6 million in 2025 as compared to 2024 primarily as a result of the increase in revenues discussed above, partially offset by an increase in strategic investments.
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
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2026 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by (used for):
Operating activities	$354,864	$352,076
Investing activities	(128,237)	(426,755)
Financing activities	(217,772)	(143,718)
Effects of currency exchange rate changes on cash and cash equivalents	10,730	(8,345)
Net increase (decrease) in cash and cash equivalents	19,585	(226,742)
Cash and cash equivalents, beginning of year	370,302	597,044
Cash and cash equivalents, end of year	$389,887	$370,302

Net cash provided by operating activities totaled $354.9 million for 2025 compared to $352.1 million for 2024. The increase is primarily due to the increase in earnings, partially offset by unfavorable changes in operating assets and liabilities. Receivables and inventories were both uses of cash in 2025 compared to sources of cash in 2024, primarily due to the increase in revenues in 2025.
Net cash flows used for investing activities totaled $128.2 million for 2025 compared to $426.8 million for 2024. Investing activities for 2025 included $136.2 million for capital expenditures, partially offset by cash from business acquisitions and asset sales of $7.7 million and $0.2 million, respectively. Investing activities for 2024 included $296.5 million primarily for the acquisitions of Precision and Voleatech, $129.1 million for capital expenditures, and $1.3 million related to the disposal of a business, partially offset by asset sales of $0.1 million.

Net cash flows used for financing activities totaled $217.8 million for 2025 compared to $143.7 million for 2024. Financing activities for 2025 included $195.6 million of payments under our share repurchase program, including excise tax; $50.0 million of payments on our revolving credit facility; $20.8 million of payments related to share based compensation activities; $8.0 million of cash dividend payments; $3.2 million of debt issuance cost payments; and $1.8 million of financing lease payments; partially offset by $50.0 million and $11.6 million of borrowings on our revolving credit facility and proceeds from the issuance of common stock under our Employee Stock Purchase Plan, respectively. Financing activities for 2024 included payments under our share repurchase program of $134.3 million, payments related to share based compensation activities of $9.7 million, cash dividend payments of $8.2 million, financing lease payments of $1.1 million, and proceeds from the issuance of common stock of $8.9 million.
Our cash and cash equivalents balance was $389.9 million as of December 31, 2025. Of this amount, $234.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 17, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2025 consisted of $1.3 billion of senior subordinated notes. During 2025, we borrowed and repaid $50.0 million on our Revolver at a rate of 5.7%. As of December 31, 2025, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $383.9 million. Additional discussion regarding our various borrowing arrangements is included in Note 15 to the Consolidated Financial Statements.
At December 31, 2025, the following contractual obligations and commercial commitments were outstanding:
•Principal payments on long-term debt totaled $1.3 billion, none of which is due in 2026. Depending upon the conditions in the credit markets, we may refinance this debt, or we may use cash from operations, including temporarily accessing our Revolving Credit Agreement, to repay this debt. During 2025, we borrowed and repaid $50.0 million on our Revolver. See Note 15. During January 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes due 2033 (the 2033 Notes), and with the proceeds of this offering, repurchased the full €450.0 million 2027 Notes outstanding in February 2026. See Note 25.
•Interest payments on long-term debt of $127.7 million, of which $44.2 million is due in 2026. See Note 15.
•Operating lease obligations of $158.0 million, of which $26.3 million is due in 2025. See Note 11.
•Pension and other postemployment obligations of $86.9 million, of which $12.5 million is due in 2026. See Note 18.
•Obligations to purchase goods or services that are enforceable and legally binding of $37.0 million. All of these obligations are due in 2026.
•Standby financial letters of credit, bank guarantees, and surety bonds totaled $29.9 million, of which $13.9 million will expire or mature in 2026. These commitments are generally issued to secure obligations we have for a variety of commercial reasons such as workers compensation self-insurance programs in several states and the importation and exportation of product. We expect to replace most of these when they expire or mature.
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
We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2025 would have affected net income by approximately $3.0 million in 2025.
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

We consider the weight of all available evidence, both positive and negative, in assessing the realizability of deferred tax assets. We consider the reversals of existing taxable temporary differences as well as projections of future taxable income. We consider the future reversals of existing taxable temporary differences to the extent they were of the same character as the temporary differences giving rise to the deferred tax assets. We also consider whether the future reversals of existing taxable temporary differences will occur in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. The assumptions utilized to estimate our future taxable income are consistent with those assumptions utilized for purposes of testing goodwill for impairment, as well as with our budgeting and strategic planning processes.

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
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2025, we performed a qualitative assessment over five of our six reporting units.
When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. There is inherent risk associated with using an income approach to estimate fair values. If actual results are significantly different from our estimates or assumptions, we may have to recognize impairment charges that could be material. In 2025, we performed a quantitative assessment over one of our reporting units. See Note 12.
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

As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in a decrease in the 2025 net periodic benefit cost of less than $0.1 million and an increase in the projected benefit obligations of approximately $17.3 million as of December 31, 2025. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2025 net periodic benefit cost of approximately $1.4 million. Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in an decrease in the 2025 net periodic benefit cost of approximately $0.3 million and a decrease in the projected benefit obligation of approximately $15.8 million as of December 31, 2025. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2025 net periodic benefit cost of approximately $1.4 million.
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
Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2025 and 2024, we recorded approximately $3.8 million and $0.8 million, respectively, of net foreign currency transaction losses.

Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2025. Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee, and Swiss franc.

Commodity Price Risk
Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2025 or 2024. The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2025. The unconditional purchase obligations are expected to settle during 2026.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	1,728
Weighted average price per pound	$5.18
Commitment amounts	$8,951	$9,729
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
Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2025 or 2024. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The following table presents principal amounts by expected maturity date and fair value as of December 31, 2025.

	Principal Amount by Expected Maturity			Fair Value
	2026	Thereafter	Total
	(In thousands, except interest rates)
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$528,525	$528,525	$528,525
Average interest rate		3.375%
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$411,075	$411,075	$411,589
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$352,350	$352,350	$343,982
Average interest rate		3.375%
Total			$1,291,950	$1,284,096

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2025, we had $26.0 million in accounts receivable outstanding from our largest customer. This represented approximately 6% of our total accounts receivable outstanding at December 31, 2025. Outstanding receivables are generally paid within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, statements of comprehensive income, stockholders' equity statements and cash flow statements for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
As described in Notes 2 and 3 to the consolidated financial statements, the Company enters into sales contracts that provide certain customers with special price reductions and product return rights, resulting in variable consideration. At the time of sale, the Company establishes a reserve for the estimate of adjustments to variable consideration and recognizes the reserve by reducing revenues. Estimates are based on a percentage of revenues and the average time period between the original sale and the issuance of the adjustments. As of December 31, 2025, the Company recorded a reserve for estimated price adjustments of $33.3 million, which was recognized as a reduction of revenues and accounts receivable, and a reserve of $11.9 million for estimated returns, which was recognized as a reduction of revenues and included in accrued liabilities.

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
St. Louis, Missouri
February 17, 2026

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$389,887	$370,302
Receivables, net	462,845	409,711
Inventories, net	402,345	343,099
Other current assets	94,303	73,117
Total current assets	1,349,380	1,196,229
Property, plant and equipment, less accumulated depreciation	566,020	495,625
Operating lease right-of-use assets	113,033	118,551
Goodwill	1,036,821	1,018,677
Intangible assets, less accumulated amortization	399,799	419,074
Deferred income taxes	14,512	16,353
Other long-lived assets	64,056	63,429
	$3,543,621	$3,327,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361,432	$315,724
Accrued liabilities	336,067	306,980
Total current liabilities	697,499	622,704
Long-term debt	1,285,666	1,130,101
Postretirement benefits	63,598	63,260
Deferred income taxes	98,060	77,333
Long-term operating lease liabilities	94,372	100,049
Other long-term liabilities	40,002	39,755
Stockholders’ equity:
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 38,947 and 40,211 shares outstanding at 2025 and 2024, respectively	503	503
Additional paid-in capital	867,457	839,755
Retained earnings	1,405,572	1,176,036
Accumulated other comprehensive loss	(97,204)	(3,532)
Treasury stock, at cost— 11,388 and 10,124 shares at 2025 and 2024, respectively	(911,904)	(718,026)
Total stockholders’ equity	1,264,424	1,294,736
	$3,543,621	$3,327,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Revenues	$2,715,194	$2,460,979	$2,512,084
Cost of sales	(1,684,022)	(1,538,757)	(1,557,118)
Gross profit	1,031,172	922,222	954,966
Selling, general and administrative expenses	(533,366)	(494,603)	(492,702)
Research and development expenses	(128,758)	(112,365)	(116,427)
Amortization of intangibles	(53,356)	(48,794)	(40,375)
Gain on sale of assets	—	—	12,056
Operating income	315,692	266,460	317,518
Interest expense, net	(46,355)	(38,303)	(33,625)
Loss related to revolver refinancing	(76)	—	—
Non-operating pension benefit (cost)	(2,395)	(215)	1,863
Income before taxes	266,866	227,942	285,756
Income tax expense	(29,344)	(29,528)	(43,200)
Net income	237,522	198,414	242,556
Less: Net loss attributable to noncontrolling interest	—	(19)	(203)
Net income attributable to Belden common stockholders	$237,522	$198,433	$242,759

Weighted average number of common shares and equivalents:
Basic	39,605	40,694	42,237
Diluted	40,210	41,299	42,859

Basic income per share attributable to Belden common stockholders:	$6.00	$4.88	$5.75

Diluted income per share attributable to Belden common stockholders:	$5.91	$4.80	$5.66
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$237,522	$198,414	$242,556
Foreign currency translation, net of tax	(94,937)	29,642	(24,566)
Adjustments to pension and postretirement liability, net of tax	1,265	8,104	(10,838)
Other comprehensive income (loss), net of tax	(93,672)	37,746	(35,404)
Comprehensive income	143,850	236,160	207,152
Less: Comprehensive loss attributable to noncontrolling interest	—	(20)	(199)
Comprehensive income attributable to Belden	$143,850	$236,180	$207,351
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$237,522	$198,414	$242,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,433	115,741	99,446
Share-based compensation	30,015	27,532	21,024
Deferred income tax expense (benefit)	5,029	(15,954)	(12,957)
Gain on sale of assets	—	—	(12,056)
Changes in operating assets and liabilities, net of the effects of exchange rate changes, acquired businesses, and disposals:
Receivables	(37,771)	18,861	24,527
Inventories	(48,232)	24,318	(15,331)
Accounts payable	19,456	(21,724)	(8,175)
Accrued liabilities	9,529	11,354	(16,292)
Income taxes	(9,094)	6,639	(3,668)
Other assets	(281)	(6,689)	(9,314)
Other liabilities	19,258	(6,416)	9,878
Net cash provided by operating activities	354,864	352,076	319,638
Cash flows from investing activities:
Capital expenditures	(136,172)	(129,100)	(116,731)
Disposal of businesses, net of cash	—	(1,316)	9,300
Cash from (used for) business acquisitions	7,744	(296,452)	(106,712)
Proceeds from disposal of tangible assets	191	113	13,785
Net cash used for investing activities	(128,237)	(426,755)	(200,358)
Cash flows from financing activities:
Payments under share repurchase program, including excise tax	(195,586)	(134,308)	(192,135)
Payments on revolving credit facility	(50,000)	—	—
Withholding tax payments for share-based payment awards	(20,818)	(9,659)	(17,444)
Cash dividends paid	(7,966)	(8,195)	(8,498)
Debt issuance costs paid	(3,197)	—	—
Payments under financing lease obligations	(1,833)	(1,134)	(423)
Payments to noncontrolling interest holders	—	(67)	—
Other	—	728	—
Proceeds from issuance of common stock	11,628	8,917	6,568
Borrowings on revolving credit facility	50,000	—	—
Net cash used for financing activities	(217,772)	(143,718)	(211,932)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10,730	(8,345)	2,020
Net increase (decrease) in cash and cash equivalents	19,585	(226,742)	(90,632)
Cash and cash equivalents, beginning of year	370,302	597,044	687,676
Cash and cash equivalents, end of year	$389,887	$370,302	$597,044
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2022	50,335	$503	$825,669	$751,522	(7,502)	$(428,812)	$(5,871)	$939	$1,143,950
Net income (loss)	—	—	—	242,759	—	—	—	(203)	242,556
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(35,408)	4	(35,404)
Sale and deconsolidation of Hite JV	—	—	—	—	—	—	—	(695)	(695)
Common stock issuance	—	—	28	—	116	6,540	—	—	6,568
Retirement Savings Plan stock contributions	—	—	2,347	—	94	5,451	—	—	7,798
Exercise of stock options, net of tax withholding forfeitures	—	—	(7,928)	—	82	3,043	—	—	(4,885)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(22,477)	—	255	9,919	—	—	(12,558)
Share repurchase including excise tax	—	—	—	—	(2,253)	(193,578)	—	—	(193,578)
Share-based compensation	—	—	21,024	—	—	—	—	—	21,024
Common stock dividends ($0.20 per share)	—	—	—	(8,474)	—	—	—	—	(8,474)
Balance at December 31, 2023	50,335	$503	$818,663	$985,807	(9,208)	$(597,437)	$(41,279)	$45	$1,166,302
Net income (loss)	—	—	—	198,433	—	—	—	(19)	198,414
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	37,747	(1)	37,746
Acquisition of noncontrolling interest	—	—	(42)	—	—	—	—	(25)	(67)
Common stock issuance	—	—	3,091	—	135	5,826	—	—	8,917
Retirement Savings Plan stock contributions	—	—	4,326	—	80	3,260	—	—	7,586
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,986)	—	36	4	—	—	(1,982)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,829)	—	160	4,152	—	—	(7,677)
Share repurchase including excise tax	—	—	—	—	(1,327)	(133,831)	—	—	(133,831)
Share-based compensation	—	—	27,532	—	—	—	—	—	27,532
Common stock dividends ($0.20 per share)	—	—	—	(8,204)	—	—	—	—	(8,204)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$—	$1,294,736
Net income	—	—	—	237,522	—	—	—	—	237,522
Other comprehensive loss, net of tax	—	—	—	—	—	—	(93,672)	—	(93,672)
Common stock issuance	—	—	6,984	—	129	4,644	—	—	11,628
Retirement Savings Plan stock contributions	—	—	6,175	—	80	2,869	—	—	9,044
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,378)	—	22	(460)	—	—	(1,838)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(14,094)	—	227	(4,886)	—	—	(18,980)
Share repurchase including excise tax	—	—	—	—	(1,722)	(196,045)	—	—	(196,045)
Share-based compensation	—	—	30,015	—	—	—	—	—	30,015
Common stock dividends ($0.20 per share)	—	—	—	(7,986)	—	—	—	—	(7,986)
Balance at December 31, 2025	50,335	$503	$867,457	$1,405,572	(11,388)	$(911,904)	$(97,204)	$—	$1,264,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1: Basis of Presentation
Business Description
Belden Inc. (the Company, us, we, or our) is a leading global supplier of complete connection solutions. We advance ideas and technologies that enable a safer, smarter and more prosperous future. We sell our products to distributors, end-users, installers, and directly to OEMs. We have manufacturing and other operating facilities in the U.S., Canada, China, India, Mexico, Tunisia, and various countries in Europe.
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

During 2025, 2024, and 2023 we utilized Level 1 inputs to determine the fair value of cash equivalents and Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4) and for impairment testing (see Note 12). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2025.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2025 and 2024, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable and Revenue Reserves
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable, such as price reductions, at December 31, 2025 and 2024 totaled $33.3 million and $29.1 million, respectively. Unprocessed Changes recognized as accrued liabilities, such as product returns, at December 31, 2025 and 2024 totaled $11.9 million and $16.0 million, respectively.
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. As of December 31, 2025 and 2024, the allowance for doubtful accounts totaled $24.5 million and $25.3 million, respectively. We also recognized bad debt expense, net of recoveries, in selling, general and administrative expenses of $0.6 million, $2.4 million, and $15.6 million in 2025, 2024, and 2023, respectively.
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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2025 and 2024 totaled $74.1 million and $71.1 million, respectively.

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
Goodwill and Intangible Assets
Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, in-service research and development, trademarks, backlog, and capitalized software development intangible assets, and (b) indefinite-lived assets not subject to amortization such as goodwill. We record amortization of the definite-lived intangible assets over the estimated useful lives of the related assets, which generally range from one year or less to 20 years. We determine the amortization method for our definite-lived intangible assets based on the pattern in which the economic benefits of the intangible asset are consumed. In the event we cannot reliably determine that pattern, we utilize a straight-line amortization method.
We test our goodwill for impairment on an annual basis as of our fiscal November month-end or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2025, we performed a qualitative assessment over five of our six reporting units.

For our annual impairment test in 2025, we performed a quantitative assessment for one of our reporting units that had total goodwill of $487.3 million as of December 31, 2025. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs). Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. Based on our annual quantitative impairment assessment where the fair value was estimated using an income approach, the excess fair value over the carrying value for the reporting unit tested was 15%. Using a market approach, the fair value estimate was greater than 15%, thus we determined there was no impairment. During 2025, 2024 and 2023, we did not recognize any goodwill impairment.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2025, 2024, or 2023.
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

Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2025 and 2024 totaled $76.8 million and $51.1 million, respectively.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $17.0 million, $14.0 million, and $18.8 million for 2025, 2024, and 2023, respectively.
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
Income Taxes
Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable to taxing authorities due to the temporary or permanent differences with respect to the recognition of revenues, expenses, and tax attributes for income tax purposes compared to financial statement purposes. Income taxes are provided as if operations in all countries, including the U.S., were stand-alone businesses filing separate tax returns.
Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets is not more likely than not to be realized. At December 31, 2025, the valuation allowance of $52.6 million was primarily related to net operating losses and capital losses that we do not currently expect to realize.
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

Current-Year Adoption of Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (ASU 2023-09) enhancing the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 are applied on a prospective basis, though retrospective application is permitted. We prospectively adopted ASU 2023-09 during the fourth quarter of 2025. See Note 17.

Pending Adoption of Recent Accounting Pronouncements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the timing and method of adoption of ASU 2025-06.

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

The following table presents our revenues disaggregated by major product category (in thousands).

	Broadband Solutions	Automation Solutions	Smart Buildings Solutions	Total Revenues

Year Ended December 31, 2025
Smart Infrastructure Solutions	$633,499	$—	$585,923	$1,219,422
Automation Solutions	—	1,495,772	—	1,495,772
Total	$633,499	$1,495,772	$585,923	$2,715,194

Year Ended December 31, 2024
Smart Infrastructure Solutions	$598,215	$—	$545,575	$1,143,790
Automation Solutions	—	1,317,189	—	1,317,189
Total	$598,215	$1,317,189	$545,575	$2,460,979

Year Ended December 31, 2023
Smart Infrastructure Solutions	$555,030	$—	$567,801	$1,122,831
Automation Solutions	—	1,389,253	—	1,389,253
Total	$555,030	$1,389,253	$567,801	$2,512,084
The following table presents our revenues disaggregated by geography, based on the location of the customer purchasing the product (in thousands).

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2025
Smart Infrastructure Solutions	$964,572	$174,801	$80,049	$1,219,422
Automation Solutions	856,447	381,865	257,460	1,495,772
Total	$1,821,019	$556,666	$337,509	$2,715,194

Year Ended December 31, 2024
Smart Infrastructure Solutions	$853,539	$173,023	$117,228	$1,143,790
Automation Solutions	782,312	335,396	199,481	1,317,189
Total	$1,635,851	$508,419	$316,709	$2,460,979

Year Ended December 31, 2023
Smart Infrastructure Solutions	$824,991	$180,880	$116,960	$1,122,831
Automation Solutions	787,739	385,454	216,060	1,389,253
Total	$1,612,730	$566,334	$333,020	$2,512,084
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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is generally based on our historical price adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2025.

The following table presents estimated and accrued variable consideration:

	December 31, 2025	December 31, 2024

	(In thousands)
Accrued rebates included in accrued liabilities	$76,789	$51,063
Accrued returns included in accrued liabilities	11,892	15,950
Price adjustment recognized against gross accounts receivable	33,258	29,100

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we must satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services normally require payment within one year or less of when the services will be provided. As of December 31, 2025, total deferred revenue was $49.7 million, and of this amount, $40.2 million is expected to be recognized within the next twelve months, and the remaining $9.5 million is long-term and will be recognized over a period greater than twelve months. The following table presents deferred revenue activity (in thousands):

Balance at December 31, 2023	$31,062
New deferrals	57,133
Revenue recognized	(48,067)
Balance at December 31, 2024	$40,128
New deferrals	82,576
Revenue recognized	(72,976)
Balance at December 31, 2025	$49,728

Service-type warranties represent $16.3 million of the deferred revenue balance at December 31, 2025, and of this amount $9.3 million is expected to be recognized in the next twelve months, and the remaining $7.0 million is long-term and will be recognized over a period greater than twelve months. At December 31, 2025, we did not have any material contract assets recorded in the consolidated balance sheets.

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions were not material for the years ended December 31, 2025, 2024, and 2023. We recognized $29.3 million, $25.4 million, and $24.5 million of sales commissions expense in selling, general, and administrative expenses during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 4: Acquisitions
On September 16, 2024, we acquired Voleatech with cash on hand for €5.0 million ($5.6 million), net of cash acquired and accounted for the acquisition as a business combination. The acquisition includes a potential earn-out up to €3.0 million based upon certain targets over three years, which are being accounted for as compensation cost. Voleatech, based in Germany, is known for their VT AIR Next Gen Firewall and expands Belden's Firewall product portfolio and overall planning of security in OT (Operational Technology) networking. The results of Voleatech have been included in our Consolidated Financial Statements from September 16, 2024 and are reported within the Automation Solutions segment. The Voleatech acquisition was not material to our financial position or results of operations.
On June 30, 2024, we acquired Precision Optical Technologies (Precision) and accounted for it as a business combination. During 2025, we received $7.9 million related to an adjustment of the consideration paid. Including this adjustment, the total consideration paid for Precision, net of cash acquired, was $281.7 million and was funded with cash on hand. Precision, based in New York, is a leading supplier of value-added optical transceivers with proprietary software, firmware configurations, and related components. Precision is reported within the Smart Infrastructure Solutions segment. The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed for Precision as of the acquisition date (in thousands):

Receivables	$23,928
Inventory	7,098
Other current assets	1,486
Property, plant and equipment	4,737
Intangible assets	194,100
Goodwill	114,629
Operating lease right-of-use assets	2,731
Total assets acquired	348,709

Accounts payable	11,662
Accrued liabilities	10,093
Deferred income taxes	42,551
Long-term operating lease liabilities	2,468
Other long-term liabilities	222
Total liabilities assumed	$66,996

Net assets	$281,713
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

Note 5: Operating Segments and Geographic Information
As of December 31, 2025, we were organized around two global businesses: Smart Infrastructure Solutions and Automation Solutions. In 2026, we are realigning our organizational structure, moving to a unified functional operating model. See Note 25.
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
Operating Segment Information

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Smart Infrastructure Solutions

Segment Revenues	$1,219,422	$1,143,790	$1,122,831
Affiliate Revenues	184	142	127
Segment Cost of Sales	(831,316)	(789,272)	(774,958)
Segment Selling, General and Administrative Expenses	(196,190)	(177,414)	(171,873)
Segment Research and Development Expenses	(44,158)	(37,154)	(27,020)
Segment EBITDA	$147,942	$140,092	$149,107

Segment assets	$717,904	$663,623	$637,105

Expenditures of property, plant and equipment	$30,725	$33,343	$36,237

Items excluded from segment measures:
Depreciation expense	$29,069	$26,231	$24,943
Amortization of intangibles	34,228	28,642	20,085
Amortization of software development intangible assets	153	12	—
Adjustments related to acquisitions and divestitures	175	3,572	5,359
Severance, restructuring, and acquisition integration costs	6,757	15,165	11,221

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Automation Solutions

Segment Revenues	$1,495,772	$1,317,189	$1,389,253
Affiliate Revenues	1,019	801	1,296
Segment Cost of Sales	(804,000)	(701,251)	(739,129)
Segment Selling, General and Administrative Expenses	(297,310)	(275,024)	(278,406)
Segment Research and Development Expenses	(82,095)	(71,949)	(85,686)
Segment EBITDA	$313,386	$269,766	$287,328

Segment assets	$908,868	$783,353	$727,477

Expenditures of property, plant and equipment	$66,135	$66,063	$64,072

Items excluded from segment measures:
Depreciation expense	$34,715	$30,152	$26,436
Amortization of intangibles	19,128	20,152	20,290
Amortization of software development intangible assets	12,140	10,552	7,692
Adjustments related to acquisitions and divestitures	862	1,192	818
Severance, restructuring, and acquisition integration costs	8,210	7,649	13,931

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Total Segments

Segment Revenues	$2,715,194	$2,460,979	$2,512,084
Affiliate Revenues	1,203	943	1,423
Segment Cost of Sales	(1,635,316)	(1,490,523)	(1,514,087)
Segment Selling, General and Administrative Expenses	(493,500)	(452,438)	(450,279)
Segment Research and Development Expenses	(126,253)	(109,103)	(112,706)
Segment EBITDA	$461,328	$409,858	$436,435

Segment assets	$1,626,772	$1,446,976	$1,364,582

Expenditures of property, plant and equipment	$96,860	$99,406	$100,309

Items excluded from segment measures:
Depreciation expense	$63,784	$56,383	$51,379
Amortization of intangibles	53,356	48,794	40,375
Amortization of software development intangible assets	12,293	10,564	7,692
Adjustments related to acquisitions and divestitures	1,037	4,764	6,177
Severance, restructuring, and acquisition integration costs	14,967	22,814	25,152

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Total segment and consolidated revenues	$2,715,194	$2,460,979	$2,512,084

Total Segment EBITDA	$461,328	$409,858	$436,435
Depreciation expense	(63,784)	(56,383)	(51,379)
Amortization of intangibles	(53,356)	(48,794)	(40,375)
Severance, restructuring, and acquisition integration costs (1)	(14,967)	(22,814)	(25,152)
Amortization of software development intangible assets	(12,293)	(10,564)	(7,692)
Adjustments related to acquisitions and divestitures (2)	(1,037)	(4,764)	(6,177)
Gain on sale of assets (3)	—	—	12,056
Eliminations	(199)	(79)	(198)
Consolidated operating income	315,692	266,460	317,518
Interest expense, net	(46,355)	(38,303)	(33,625)
Loss related to revolver refinancing	(76)	—	—
Non-operating pension benefit (cost)	(2,395)	(215)	1,863
Consolidated income before taxes	$266,866	$227,942	$285,756
(1)Includes costs associated with acquisitions, productivity initiatives, and manufacturing footprint actions.
(2)Includes fair value adjustments of acquired assets and costs associated with a former subsidiary that was previously divested.
(3)During 2023, we sold certain real estate in Canada for $13.8 million, net of transaction costs and recognized a $12.1 million pre-tax gain on sale. See Note 10, Property, Plant, and Equipment, for details.
Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Total segment assets	$1,626,772	$1,446,976	$1,364,582
Cash and cash equivalents	389,887	370,302	597,044
Goodwill	1,036,821	1,018,677	907,331
Intangible assets, less accumulated amortization	399,799	419,074	269,144
Deferred income taxes	14,512	16,353	15,739
Corporate assets	75,830	56,556	86,351
Total assets	$3,543,621	$3,327,938	$3,240,191

Total segment expenditures of property, plant and equipment	$96,860	$99,406	$100,309
Corporate expenditures of property, plant and equipment	39,312	29,694	16,422
Total expenditures of property, plant and equipment	$136,172	$129,100	$116,731
Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2025, 2024, and 2023 for the following countries: U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2025
Revenues	$1,579,447	$188,877	$99,241	$139,179	$708,450	$2,715,194
Percent of total revenues	58%	7%	4%	5%	26%	100%
Long-lived assets	$341,602	$16,589	$41,497	$72,205	$158,183	$630,076
Year ended December 31, 2024
Revenues	$1,392,262	$160,012	$92,108	$118,256	$698,341	$2,460,979
Percent of total revenues	57%	6%	4%	5%	28%	100%
Long-lived assets	$290,282	$13,799	$38,622	$62,170	$154,180	$559,053
Year ended December 31, 2023
Revenues	$1,383,212	$169,122	$104,718	$134,130	$720,902	$2,512,084
Percent of total revenues	55%	7%	4%	5%	29%	100%
Long-lived assets	$230,267	$13,355	$45,326	$67,758	$144,606	$501,312
Major Customer
Revenues generated in both the Smart Infrastructure Solutions and Automation Solutions segments from our largest customer were approximately $392.1 million (14% of revenues), $348.1 million (14% of revenues), and $378.1 million (15% of revenues) for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, we had $26.0 million and $55.9 million in accounts receivable outstanding from this customer, which represented approximately 6% and 14% of our total accounts receivable balance as of December 31, 2025 and 2024, respectively.
Note 6: Noncontrolling Interest
During 2023, we sold our 51% ownership interest in Shanghai Hi-Tech Control System Co, Ltd to (Hite) for $0.9 million and recognized a $0.4 million pretax gain on sale. The joint venture developed and provided certain Automation Solutions products and integrated solutions to customers in China. The joint venture was determined to not have sufficient equity at risk; therefore, it was considered a variable interest entity. As Belden was the primary beneficiary of the joint venture, due to both our ownership percentage and control over the activities of the joint venture, we consolidated the joint venture in our financial statements and presented the results of the joint venture attributable to Hite’s ownership as net income attributable to noncontrolling interest in the Consolidated Statements of Operations up to April 28, 2023 when we sold and deconsolidated the entity. The joint venture was not material to our consolidated financial statements for the year ended December 31, 2023.
Note 7: Income Per Share
The following table presents the basis of the income per share computations:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Numerator:
Net income	$237,522	$198,414	$242,556
Less: Net loss attributable to noncontrolling interest	—	(19)	(203)
Net income attributable to Belden common stockholders	$237,522	$198,433	$242,759
Denominator:
Weighted average shares outstanding, basic	39,605	40,694	42,237
Effect of dilutive common stock equivalents	605	605	622
Weighted average shares outstanding, diluted	40,210	41,299	42,859
Basic weighted average shares outstanding is used to calculate diluted loss per share when the numerator is a loss because using diluted weighted average shares outstanding would be anti-dilutive.

For the years ended December 31, 2025, 2024, and 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million, 0.1 million, and 0.2 million, respectively, because they are anti-dilutive. In addition, for the years ended December 31, 2025, 2024, and 2023, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, 0.1 million, and 0.3 million, respectively, because the related performance conditions have not been satisfied.
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
The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2025 and 2024 (in thousands).

Balance at December 31, 2023	$23,114
Current period provision	3,198
Recoveries collected	(677)
Write-offs	(167)
Currency impact	(211)
Balance at December 31, 2024	$25,257
Current period provision	1,100
Recoveries collected	(471)
Write-offs	(1,764)
Currency impact	378
Balance at December 31, 2025	$24,500

Note 9: Inventories
The major classes of inventories were as follows:

	December 31,
	2025	2024
	(In thousands)
Raw materials	$238,417	$187,530
Work-in-process	46,721	40,442
Finished goods	191,302	186,237
Gross inventories	476,440	414,209
Excess and obsolete reserves	(74,095)	(71,110)
Net inventories	$402,345	$343,099
Note 10: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2025	2024
	(In thousands)
Land and land improvements	$30,374	$24,841
Buildings and leasehold improvements	145,765	125,292
Machinery and equipment	690,713	687,430
Computer equipment and software	202,699	145,281
Construction in process	179,985	174,811
Gross property, plant and equipment	1,249,536	1,157,655
Accumulated depreciation	(683,516)	(662,030)
Net property, plant and equipment	$566,020	$495,625
Depreciation Expense
We recognized depreciation expense of $63.8 million, $56.4 million, and $51.4 million in 2025, 2024, and 2023, respectively.

Sale-Leasebacks
During 2023, we sold certain real estate in Canada as part of a sale and leaseback transaction for CAD$18.6 million (approximately $13.8 million), net of transaction costs and recognized a $12.1 million pre-tax gain on sale. This gain on sale was excluded from Segment EBITDA of our Automation Solutions segment. The lease is for a term of 10 years and as of December 31, 2025, had a total right-of-use asset balance of $8.2 million.
Note 11: Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 19 years, some of which include options to extend the lease for a period of up to 15 years and some include options to terminate the leases within 1 year. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain material residual value guarantees, and our variable lease payments were $3.8 million and $3.5 million during the years ended December 31, 2025 and 2024, respectively.
We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet as of December 31, 2025 or 2024, and the rent expense for short-term leases was not material.
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

The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)

Operating lease cost	$28,928	$27,751	$22,562

Finance lease cost
Amortization of right-of-use asset	$1,737	$997	$780
Interest on lease liabilities	439	571	330
Total finance lease cost	$2,176	$1,568	$1,110

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,124	$22,175	$19,080

Operating and financing cash flows from finance leases were not material for the years ended December 31, 2025, 2024, or 2023.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024

	(In thousands, except lease term and discount rate)

Operating leases:
Total operating lease right-of-use assets	$113,033	$118,551

Accrued liabilities	$20,159	$19,437
Long-term operating lease liabilities	94,372	100,049
Total operating lease liabilities	$114,531	$119,486

Finance leases:
Other long-lived assets, at cost	$13,565	$12,257
Accumulated depreciation	(4,014)	(2,322)
Other long-lived assets, net	$9,551	$9,935

Accrued liabilities	$1,987	$1,648
Other long-term liabilities	7,914	8,845
Total finance lease liabilities	$9,901	$10,493

Weighted Average Remaining Lease Term
Operating leases	10 years	10 years
Finance leases	5 years	6 years

Weighted Average Discount Rate
Operating leases	6.1%	6.2%
Finance leases	4.9%	4.8%

The following table summarizes maturities of lease liabilities as of December 31, 2025 (in thousands):

2026	$29,008
2027	19,958
2028	17,711
2029	14,667
2030	13,862
Thereafter	74,884
Total	$170,090

The following table summarizes maturities of lease liabilities as of December 31, 2024 (in thousands):

2025	$28,148
2026	25,596
2027	16,739
2028	14,947
2029	12,820
Thereafter	80,017
Total	$178,267

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending out to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of December 31, 2025, the fixed, remaining base rent payments were approximately $17 million. In 2025, 2024, and 2023, we recognized $0.2 million, $3.3 million, and $4.1 million, respectively, related to the guarantees in selling, general and administrative expenses. These costs were excluded from Segment EBITDA of our Smart Infrastructure Solutions segment. As of December 31, 2025 and 2024, we had a liability for expected, future payments of $10.7 million and $12.3 million, respectively. The liability is based on certain assumptions that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 12: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,036,821	$—	$1,036,821	$1,018,677	$—	$1,018,677
Definite-lived intangible assets subject to amortization:
Developed technology	$388,914	$(287,587)	$101,327	$341,303	$(247,904)	$93,399
Customer relationships	462,792	(190,069)	272,723	454,298	(164,279)	290,019
Trademarks	75,005	(52,517)	22,488	72,804	(41,733)	31,071
Backlog	15,319	(15,261)	58	14,170	(13,705)	465
In-service research and development	5,000	(5,000)	—	5,000	(5,000)	—
Non-compete agreements	5,355	(2,152)	3,203	5,265	(1,145)	4,120
Total intangible assets subject to amortization	$952,385	$(552,586)	$399,799	$892,840	$(473,766)	$419,074
Segment Allocation of Goodwill
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Smart Infrastructure Solutions	Automation Solutions	Consolidated
	(In thousands)
Balance at December 31, 2023	$511,524	$395,807	$907,331
Acquisitions	120,962	2,620	123,582
Translation impact	(3,128)	(9,108)	(12,236)
Balance at December 31, 2024	$629,358	$389,319	$1,018,677
Acquisition adjustments	(6,976)	(320)	(7,296)
Translation impact	7,025	18,415	25,440
Balance at December 31, 2025	$629,407	$407,414	$1,036,821
Annual Impairment Test
The annual measurement date for our goodwill impairment test is our fiscal November month-end. For our 2025 goodwill impairment test, we performed a quantitative assessment for one of our reporting units and determined the estimated fair value by calculating the present value of estimated future cash flows using Level 3 inputs. We determined that the fair value for the reporting unit was in excess of its carrying value. We performed a qualitative assessment for the remaining five reporting units and determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value. Therefore, we did not record any goodwill impairment in 2025. We also did not recognize any goodwill impairment in 2024 or 2023.

For our quantitative impairment test in 2025, the fair value of the reporting unit was 15% over its carrying value. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our assessment, the discount rate was 13.6%, the 2026 to 2035 compounded annual revenue growth rate was 5.9%, and the revenue growth rate beyond 2035 was 3.0%. By their nature, these assumptions involve risks and uncertainties. There is inherent risk associated with using an income approach to estimate fair value. If actual results are significantly different from our estimates or assumptions, we may have to recognize impairment charges that could be material.
Amortization Expense
We recognized amortization expense of $65.6 million, $59.4 million, and $48.1 million in 2025, 2024, and 2023, respectively. We expect to recognize annual amortization expense of $60.2 million in 2026, $56.7 million in 2027, $50.7 million in 2028, $37.9 million in 2029, and $30.1 million in 2030 related to our intangible assets balance as of December 31, 2025.
The weighted-average amortization period for our customer relationships, developed technology, trademarks, non-compete agreements, and backlog is 19.3 years, 7.2 years, 6.8 years, 5.0 years, and 5.0 years, respectively.
Note 13: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2025	2024
	(In thousands)
Wages, severance and related taxes	$83,402	$79,479
Accrued rebates	76,789	51,063
Employee benefits	28,438	26,101
Deferred revenue	40,207	29,781
Lease liabilities	22,146	21,085
Accrued interest	19,938	17,628
Other (individual items less than 5% of total current liabilities)	65,147	81,843
Accrued liabilities	$336,067	$306,980
Note 14: Restructuring Activities
During 2025, 2024, and 2023, we incurred costs related to the programs described below. We also incurred costs related to other individually insignificant programs.
Productivity Initiative Program
We initiated a productivity program in response to weaker economic conditions experienced in the second half of 2023. The Smart Infrastructure Solutions segment incurred $1.7 million, $2.6 million and $3.6 million of severance and other costs during the years ended December 31, 2025, 2024 and 2023, respectively. The Automation Solutions segment incurred $2.2 million, $0.5 million, and $5.5 million of severance and other costs during the years ended December 31, 2025, 2024 and 2023, respectively.
Acquisition Integration Program
We are integrating our recent acquisitions with our existing businesses to achieve desired cost savings, primarily by focusing on consolidating existing and acquired facilities as well as other support functions. The Smart Infrastructure Solutions segment incurred $2.2 million, $11.6 million, and $6.5 million of restructuring and integration costs during the years ended December 31, 2025, 2024, and 2023, respectively. The Automation Solutions segment incurred $1.2 million, $2.1 million, and $3.0 million of restructuring and integration costs during the years ended December 31, 2025, 2024, and 2023, respectively.

The following table summarizes the costs of the programs described above by segment, all of which were excluded from Segment EBITDA:

	Severance	Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2025
Smart Infrastructure Solutions	$1,323	$2,533	$3,856
Automation Solutions	1,562	1,897	3,459
Total	$2,885	$4,430	$7,315

Year Ended December 31, 2024
Smart Infrastructure Solutions	$1,824	$12,387	$14,211
Automation Solutions	52	2,557	2,609
Total	$1,876	$14,944	$16,820

Year Ended December 31, 2023
Smart Infrastructure Solutions	$4,180	$5,948	$10,128
Automation Solutions	4,674	3,852	8,526
Total	$8,854	$9,800	$18,654

The restructuring and integration costs incurred during 2025, 2024, and 2023 primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days. There were no significant severance accrual balances as of December 31, 2025 or 2024.

The following table summarizes the costs of the programs described above by financial statement line item in the Consolidated Statement of Operations:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cost of sales	$422	$1,318	$1,667
Selling, general and administrative expenses	6,547	15,375	15,362
Research and development expenses	346	127	1,625
Total	$7,315	$16,820	$18,654

Note 15: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2025	2024
	(In thousands)
Revolving credit agreement due 2030	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	528,525	465,795
3.875% Senior subordinated notes due 2028	411,075	362,285
3.375% Senior subordinated notes due 2031	352,350	310,530
Total senior subordinated notes	1,291,950	1,138,610
Less unamortized debt issuance costs	(6,284)	(8,509)
Long-term debt	$1,285,666	$1,130,101

Revolving Credit Agreement due 2030
On July 18, 2025, we refinanced our revolving credit facility (the Revolver) extending the maturity date to July 18, 2030 and increasing the borrowing capacity from $300.0 million to $400.0 million. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Belgium, Canada, Germany, the Netherlands, and United Kingdom. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% — 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $27.0 million, we are subject to a fixed charge coverage ratio covenant. In connection with the refinancing, we recognized a $0.1 million loss for unamortized debt issuance costs associated with creditors no longer participating in the Revolver. When we refinanced the Revolver, we paid approximately $3.2 million of fees, which are being amortized over the remaining term of the Revolver. During 2025, we borrowed and repaid $50.0 million on our Revolver at a rate of 5.7%. As of December 31, 2025, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $383.9 million.

Senior Subordinated Notes
We had outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2025 was $528.5 million. The 2027 Notes were guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes ranked equal in right of payment with our senior subordinated notes due 2031 and 2028 and with any future subordinated debt, and they were subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest was payable semiannually on January 15 and July 15 of each year. On January 28, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes due 2033 (the 2033 Notes), which are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes will be ranked equal in right of payment with our senior subordinated notes due 2031 and 2028, and interest will be payable semiannually on February 1 and August 1 of each year, beginning August 1, 2026. With the proceeds from this offering, on February 11, 2026, we repurchased the 2027 Notes for cash consideration of €450.0 million ($537.3 million) and recognized a $1.3 million loss on debt extinguishment, including the write-off of unamortized debt issuance costs. See Note 25.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2025 is $411.1 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of December 31, 2025 is $352.4 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2027 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2025 was approximately $1,284.1 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,292.0 million as of December 31, 2025.
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
Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2025 are as follows (in thousands):

2026	$—
2027	528,525
2028	411,075
2029	—
2030	—
Thereafter	352,350
$1,291,950
Note 16: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2025, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the years ended December 31, 2025, 2024, and 2023, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $(79.9) million, $40.0 million, and $(21.5) million, respectively.
Note 17: Income Taxes

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Income before taxes:
United States operations	$84,531	$74,850	$86,805
Foreign operations	182,335	153,092	198,951
Income before taxes	$266,866	$227,942	$285,756
Income tax expense (benefit):
Currently payable
United States federal	$14,680	$29,589	$34,091
United States state and local	2,308	1,573	3,900
Foreign	7,327	14,320	18,166
	24,315	45,482	56,157
Deferred
United States federal	(1,447)	(6,342)	(7,497)
United States state and local	2,721	(1,041)	(623)
Foreign	3,755	(8,571)	(4,837)
	5,029	(15,954)	(12,957)
Income tax expense	$29,344	$29,528	$43,200

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes after the prospective adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percentage
Effective income tax rate reconciliation:

United States Federal Statutory Tax Rate	$56,041	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)
State and local income taxes	4,523	1.7%
Capital gain on equity transfer (b)	6,383	2.4%
Changes in valuation allowances - capital loss utilization on equity transfer (b)	(6,383)	(2.4)%

Foreign Tax Effects
Belgium	(2,815)	(1.1)%
Germany
Enacted changes in tax laws or rates	2,828	1.1%
Other	(219)	(0.1)%
Malta
Statutory tax rate difference between Malta and United States	5,025	1.9%
Notional interest deduction	(8,332)	(3.1)%
Foreign exchange gain	(3,426)	(1.3)%
Other	(607)	(0.2)%
Mexico
Branch profit tax exemption	(6,678)	(2.5)%
Other	1,743	0.7%
Switzerland	3,333	1.2%
Other foreign jurisdictions	(1,556)	(0.6)%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	16,142	6.0%
Other	(1,143)	(0.4)%
Tax Credits
Foreign tax credits	(10,308)	(3.9)%
Other	(1,840)	(0.7)%
Changes in Valuation Allowances
Capital loss utilization on equity transfer (b)	(52,254)	(19.6)%
Other	(323)	(0.1)%
Nontaxable or Nondeductible Items
Branch profit tax exemption	(16,466)	(6.2)%
Limitation on executive compensation	6,165	2.3%
Share-based payment awards	(3,539)	(1.3)%
Other	2,746	1.1%
Changes in Unrecognized Tax Benefits	(11,950)	(4.5)%
Other Adjustments
Capital gain on equity transfer (b)	52,254	19.6%
Effective Tax Rate	$29,344	11.0%
(a) State taxes in Illinois, New Mexico, New Jersey, and California made up the majority (greater than 50 percent) of the tax effect in this category.
(b) Capital loss carryforward with an associated valuation allowance recorded against it was utilized to offset a capital gain derived from the sale of shares of a domestic subsidiary as part of an internal restructuring.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Years Ended December 31,
	2024	2023
Effective income tax rate reconciliation:
United States federal statutory rate	21.0%	21.0%
State and local income taxes	(0.2)%	0.8%
Impact of change in tax contingencies	3.8%	0.3%
Foreign income tax rate differences	(11.6)%	(10.5)%
Impact of change in deferred tax asset valuation allowance	(0.5)%	0.5%
Domestic permanent differences and tax credits	(0.5)%	2.9%
Impact of share-based compensation	1.0%	0.1%
	13.0%	15.1%

In 2024, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. Foreign tax rate differences resulted in an income tax benefit of $26.4 million and $30.1 million in 2024 and 2023, respectively. Changes in tax contingencies, primarily associated with our foreign tax credit, was another significant difference between the U.S. federal statutory tax rate and our effective tax rate in 2024.

If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our intent to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities. The determination of the unrecognized deferred tax liability that would be incurred upon repatriation of these undistributed non-U.S. earnings is not practicable.

The components of deferred income taxes were as follows:

	December 31,
	2025	2024
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(158,176)	$(136,386)
Right of use asset	(30,246)	(31,603)
	(188,422)	(167,989)
Deferred income tax assets:
Net operating loss, capital loss, and tax credit carryforwards	66,807	115,591
Reserves and accruals	43,269	54,085
Lease liability	31,020	32,351
Postretirement, pensions, and stock compensation	16,353	13,045
Valuation allowances	(52,574)	(108,064)
	104,875	107,008
Net deferred income tax liability	$(83,547)	$(60,981)

The decreases in valuation allowances and deferred tax assets related to net operating loss, capital loss, and tax credit carryforwards primarily relate to the utilization of a capital loss to offset a capital gain derived from the sale of shares of a domestic subsidiary as part of an internal restructuring. The net increase in deferred tax liabilities primarily relates to the accelerated amortization of previously capitalized research and experimental expenditures as a result of newly enacted tax legislation in the U.S. as well as increase to deferred tax liabilities associated with an unrealized foreign exchange gain on debt that is designated as a net investment hedge.

As of December 31, 2025, we had $123.0 million of gross net operating loss carryforwards, $10.6 million of tax credit carryforwards, and $146.9 million of gross capital loss carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $13.9 million between 2026 and 2028 and $54.0 million between 2029 and 2044. Net operating loss with an indefinite carryforward period total $55.1 million. Of the $123.0 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $36.6 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.

Unless otherwise utilized, tax credit carryforwards of $10.6 million will expire as follows: $6.0 million between 2026 and 2028 and $3.1 million between 2029 and 2044. Tax credit carryforwards with an indefinite carryforward period total $1.5 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $7.7 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

Unless otherwise utilized, of the $146.9 million in gross capital loss carryforwards, $102.7 million will expire between 2027 and 2029 and the remaining $44.2 million have an indefinite carryforward period. A full valuation allowance has been recorded as we do not expect to be able to utilize the capital losses.

The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2025 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
United States - Federal and various states	$35,832
Other	25,405
Switzerland	22,378
Germany	22,040
United Kingdom	17,317
Total	$122,972

Tax Credit Carryforwards
(In thousands)
United States	$9,120
Belgium	1,506
Total	$10,626
In 2025, we recognized a net $12.0 million decrease to reserves for uncertain tax positions primarily related to certain tax credits as a result of an income tax audit settlement. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2025	2024
	(In thousands)
Balance at beginning of year	$15,681	$7,143
Additions for tax positions of prior years	222	9,354
Additions based on tax positions related to the current year	551	524
Reduction for tax positions of prior years	(12,736)	(1,340)
Balance at end of year	$3,718	$15,681
The balance of $3.7 million at December 31, 2025 reflects tax positions that, if recognized, would impact our effective tax rate. Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. As of December 31, 2025 and 2024, we accrued $0.2 million and $0.1 million for the payment of interest and penalties.

See Note 24, Supplemental Cash Flow Information, for further information regarding income tax payments.

Our federal tax return for the tax years 2022 and later remain subject to examination by the Internal Revenue Service. Our state and foreign income tax returns for the tax years 2015 and later remain subject to examination by various state and foreign tax authorities.

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

Benefits provided to employees under defined contribution plans include cash and stock contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2025, 2024, and 2023 was $16.6 million, $14.4 million, and $14.0 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2025	2024	2025	2024
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(303,429)	$(342,759)	$(19,524)	$(21,312)
Service cost	(3,012)	(3,131)	(30)	(39)
Interest cost	(15,493)	(14,759)	(916)	(949)
Participant contributions	(519)	(424)	(2)	(3)
Actuarial gain (loss)	(1,567)	25,815	134	(175)
Settlements	1,447	8,338	—	—
Plan amendments	(3,629)	104	—	—
Foreign currency exchange rate changes	(18,993)	7,681	(822)	1,549
Benefits paid	21,114	15,706	1,435	1,405
Benefit obligation, end of year	$(324,081)	$(303,429)	$(19,725)	$(19,524)

	Pension Benefits		Other Benefits
Years Ended December 31,	2025	2024	2025	2024
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$283,176	$301,378	$—	$—
Actual return on plan assets	20,650	641	—	—
Employer contributions	5,955	10,427	1,433	1,402
Plan participant contributions	519	424	2	3
Settlements	(1,447)	(8,292)	—	—
Foreign currency exchange rate changes	15,927	(5,696)	—	—
Benefits paid	(21,114)	(15,706)	(1,435)	(1,405)
Fair value of plan assets, end of year	$303,666	$283,176	$—	$—

Funded status, end of year	$(20,415)	$(20,253)	$(19,725)	$(19,524)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$27,924	$27,842	$—	$—
Accrued benefit liability, current	(3,076)	(2,969)	(1,390)	(1,390)
Accrued benefit liability, noncurrent	(45,263)	(45,126)	(18,335)	(18,134)
Net funded status	$(20,415)	$(20,253)	$(19,725)	$(19,524)

The accumulated benefit obligation for all defined benefit pension plans was $340.2 million and $320.6 million at December 31, 2025 and 2024, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $149.5 million, $147.5 million, and $101.2 million, respectively, as of December 31, 2025 and $142.1 million, $140.2 million, and $94.0 million, respectively, as of December 31, 2024.

The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $19.8 million and $0.0 million, respectively, as of December 31, 2025 and were $19.5 million and $0.0 million, respectively, as of December 31, 2024.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2025	2024	2023	2025	2024	2023
			(In thousands)
Components of net periodic benefit cost:
Service cost	$3,012	$3,131	$2,632	$30	$39	$11
Interest cost	15,493	14,759	15,237	916	949	1,012
Expected return on plan assets	(15,743)	(16,299)	(16,512)	—	—	—
Amortization of prior service cost	156	180	176	—	—	—
Settlement loss (gain)	27	1,147	(101)	—	—	—
Other adjustments	(30)	—	—	—	—	—
Net loss (gain) recognition	1,895	(110)	(938)	(319)	(411)	(737)
Net periodic benefit cost	$4,810	$2,808	$494	$627	$577	$286

We recorded a settlement loss of $1.1 million during 2024. The settlement loss was the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
Weighted average assumptions for benefit obligations at year end:
Discount rate	5.0%	5.1%	4.8%	4.7%
Salary increase	3.1%	3.2%	N/A	N/A
Cash balance interest credit rate	4.4%	4.4%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	5.1%	4.5%	4.7%	4.7%
Salary increase	3.2%	3.2%	N/A	N/A
Cash balance interest credit rate	4.4%	4.4%	N/A	N/A
Expected return on assets	5.5%	5.2%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.0%	5.1%
Rate that the cost trend rate gradually declines to	N/A	N/A	4.6%	4.6%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2028	2028

During 2025, one of the Company’s UK defined benefit pension plans entered into a pension buy-in contract with a third-party insurance company covering a portion of the plan’s defined benefit obligations. Under the terms of the contract, the insurer is required to make payments to the plan that are designed to match the benefit payments owed to covered participants. The plan retains legal responsibility for paying benefits to participants. The buy-in contract does not relieve the plan of its obligation to provide pension benefits and therefore did not result in settlement accounting. Accordingly, the transaction did not affect the plan’s projected benefit obligation, funded status, or accumulated other comprehensive income at the date the contract was executed.

During 2023, there was a ruling in the United Kingdom related to the validity of certain amendments to benefits in contracted-out salary-related defined benefit pension plans. In 2024, the ruling was upheld by the Court of Appeals in London. The ruling may potentially be applicable to certain defined benefit pension plans we have in the United Kingdom. While we do not believe the impact of this ruling will have a material impact to our financial statements, we may face increased projected benefit obligations, additional funding obligations and costs associated with the benefit correction process. We will continue to investigate whether any of our plans are impacted. As of December 31, 2025 and 2024, no specific adjustments for this matter have been included in estimating our projected benefit obligation and related net periodic benefit costs.

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
The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2025				December 31, 2024
	Fair Market Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Unobservable Inputs (Level 3)	Investments Measured at Net Asset Value	Fair Market Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Unobservable Inputs (Level 3)	Investments Measured at Net Asset Value
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$34,786	$—	$—	$34,786	$40,260	$—	$—	$40,260
Non-U.S. equities fund	38,910	—	—	38,910	37,321	—	—	37,321
Debt securities(b)
Government bond fund	74,174	—	—	74,174	63,502	—	—	63,502
Corporate bond fund	41,899	—	—	41,899	62,950	—	—	62,950
Fixed income fund(c)	53,450	—	30,926	22,524	20,348	—	—	20,348
Liability driven investment fund(d)	44,650	—	—	44,650	43,354	—	—	43,354
Other investments(e)	11,192	—	—	11,192	7,382	—	—	7,382
Cash and equivalents	4,605	2,329	—	2,276	8,059	3,404	—	4,655
Total	$303,666	$2,329	$30,926	$270,411	$283,176	$3,404	$—	$279,772

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

The changes in Level 3 defined pension plan assets for the year ended December 31, 2025 were attributable to net purchases and an immaterial amount attributable to returns on the plan assets.
The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.

The following table reflects the benefits as of December 31, 2025 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2026	$22,026	$1,477
2027	22,235	1,469
2028	24,677	1,472
2029	24,515	1,463
2030	23,018	1,456
2031-2035	109,350	7,162
Total	$225,821	$14,499
We anticipate contributing $11.0 million and $1.5 million to our pension and other postretirement plans, respectively, during 2026.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2025 and the changes in these amounts during the year ended December 31, 2025 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss (gain):
Net actuarial loss (gain)	$7,655	$(4,388)
Net prior service cost	5,504	—
	$13,159	$(4,388)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$13,120	$(4,398)
Amortization of actuarial gain (loss)	(1,895)	320
Actuarial loss (gain)	1,567	(134)
Asset gain	(4,907)	—
Settlement loss recognized	(27)	—
Other adjustments	29	—
Currency impact	(232)	(176)
Net actuarial loss (gain), end of year	$7,655	$(4,388)

Prior service cost, beginning of year	$1,831	$—
Amortization of prior service cost	(156)	—
Prior service cost occurring during the year	3,629	—
Currency impact	200	—
Prior service cost, end of year	$5,504	$—

Note 19: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2023	$(26,514)	$(14,765)	$(41,279)

Other comprehensive income attributable to Belden before reclassifications	29,643	8,364	38,007
Amounts reclassified from accumulated other comprehensive income	—	(260)	(260)
Net current period other comprehensive income attributable to Belden	29,643	8,104	37,747
Balance at December 31, 2024	$3,129	$(6,661)	$(3,532)

Other comprehensive income (loss) attributable to Belden before reclassifications	(94,937)	(54)	(94,991)
Amounts reclassified from accumulated other comprehensive income	—	1,319	1,319
Net current period other comprehensive income (loss) attributable to Belden	(94,937)	1,265	(93,672)
Balance at December 31, 2025	$(91,808)	$(5,396)	$(97,204)
As of December 31, 2025 and 2024, there was tax of $14.1 million and $3.9 million, respectively, included in accumulated other comprehensive income (loss) in the table above.
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,575	(1)
Prior service cost	156	(1)
Total before tax	1,731
Tax benefit	(412)
Total net of tax	$1,319
(1)The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 18).
Note 20: Share-Based Compensation
Compensation cost primarily included in selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Total share-based compensation cost	$30,015	$27,532	$21,024
Income tax benefit	7,144	6,553	5,004

We currently have outstanding stock appreciation rights (SARs), restricted stock units with service vesting conditions, restricted stock units with performance vesting conditions, and restricted stock units with market conditions. We grant SARs with an exercise price equal to the closing market price of our common stock on the grant date. Generally, SARs may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. We did not grant any SARs in 2025 or 2024. Certain awards provide for accelerated vesting in certain circumstances, including following a change in control of the Company. Restricted stock units with service conditions generally vest 3-5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest on the second or third anniversary of their grant date. Restricted stock units issued based on the attainment of market conditions generally vest on the third anniversary of their grant date.
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

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs granted	n/a	n/a	$39.44
Total intrinsic value of SARs exercised	4,509	5,696	12,229
Tax expense (benefit) from SARs exercised	(477)	(420)	660
Weighted-average fair value of restricted stock units granted	120.25	89.98	95.32
Total fair value of restricted stock units vested	29,688	14,031	19,821
Expected volatility	37.64%	38.88%	43.45%
Expected term (in years)	2.8	2.9	5.7
Risk-free rate	3.98%	4.40%	4.26%
Dividend yield	0.18%	0.25%	0.23%

	Stock Appreciation Rights				Restricted Stock Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2025	263	$66.29	6.5	$12,199	891	$83.35
Granted	—	—			441	120.25
Exercised or converted	(85)	63.93			(392)	75.74
Forfeited or expired	(2)	82.77			(54)	100.54
Outstanding at December 31, 2025	176	$67.16	5.9	$8,706	886	$99.60

Exercisable or convertible at December 31, 2025	145	$63.16	5.6	$7,745
At December 31, 2025, the total unrecognized compensation cost related to all nonvested awards was $30.6 million. That cost is expected to be recognized over a weighted-average period of 1.8 years. Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 21: Share Repurchases
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During 2025, we repurchased 1.7 million shares of our common stock for an aggregate cost of $194.6 million at an average price per share of $113.00. During 2024, we repurchased 1.3 million shares of our common stock for an aggregate cost of $132.9 million at an average price per share of $100.15. During 2023, we repurchased 2.3 million shares of our common stock for an aggregate cost of $192.1 million at an average price per share of $85.27. As of December 31, 2025, we had $145.4 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.
Note 22: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which eight are distributors, constitute in aggregate approximately 47%, 46%, and 44% of revenues in 2025, 2024, and 2023, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2025, we were committed to purchase approximately 1.7 million pounds of copper at an aggregate fixed cost of $9.0 million. At December 31, 2025, this fixed cost was $0.8 million less than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 26% of our labor force is covered by collective bargaining agreements at various locations around the world, and we expect to renegotiate the majority of these agreements during 2026.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2025 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2025 and 2024 was approximately $1,284.1 million and $1,126.6 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,292.0 million and $1,138.6 million as of December 31, 2025 and 2024, respectively.
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
Letters of Credit, Guarantees and Bonds
At December 31, 2025, we were party to unused standby surety bonds, letters of credit, and bank guarantees totaling $13.0 million, $11.1 million, and $5.8 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 24: Supplemental Cash Flow Information
Interest Paid

	Years Ended December 31,
	2025	2024	2023
		(In thousands)
Interest paid	$(43,157)	$(42,402)	$(42,105)

Income Taxes Paid
Income taxes paid, net of refunds for the year ended December 31, 2025 was as follows (in thousands):

Federal	$23,035
State	3,107
Foreign	7,139
Total	$33,281
For the year ended December 31, 2025, income taxes paid, net of refunds, in China were $2.7 million, exceeding 5% of total income taxes. No other tax jurisdiction exceeded the 5% threshold for the year ended December 31, 2025.
Income taxes paid and refunds for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Income tax refunds received	$25,785	$6,680
Income taxes paid	(71,133)	(62,367)
Note 25: Subsequent Events
Effective January 1, 2026, we are realigning our organizational structure, moving to a unified functional operating model designed to accelerate our solutions-first strategy, enhance operational agility, and capitalize on the increasing convergence of IT and OT. As a result of this organizational structure realignment, we are now a single reportable segment entity that is managed on a consolidated basis. This new organizational structure enables us to drive our solutions transformation within key verticals, leveraging our combined offerings to solve customers' most pressing problems. See Note 5.
On January 28, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes due 2033 (the 2033 Notes), which are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes will be ranked equal in right of payment with our senior subordinated notes due 2031 and 2028, and interest will be payable semiannually on February 1 and August 1 of each year, beginning August 1, 2026. With the proceeds from this offering, on February 11, 2026, we repurchased the 2027 Notes for cash consideration of €450.0 million ($537.3 million), and recognized a $1.3 million loss on debt extinguishment, including the write-off of unamortized debt issuance costs. See Note 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025, the Company’s internal control over financial reporting was effective.
Ernst & Young, LLP, an independent registered public accounting firm, who audited the Company's Consolidated Financial Statements at December 31, 2025 and the year then ended included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, at December 31, 2025, which is included herein.

Changes to Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, statements of comprehensive income, stockholders' equity statements and cash flow statements for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

St. Louis, Missouri
February 17, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule
10b5-1 trading arrangement during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is incorporated herein by reference to “Corporate Governance-Proposal I-Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” Information regarding the Company's insider trading policy is incorporated herein by reference to "Compensation Policies and Other Considerations" as described in the Proxy Statement. The additional information required by this Item is incorporated herein by reference to "Board Committees," "Corporate Governance Documents," "Ownership Information-Section 16(a) Reports," and "General Information-Stockholder Proposals for the 2027 Annual Meeting,” as described in the Proxy Statement.

Item 11. Executive Compensation
Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance Risk Oversight” as described in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2025” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Snapshot of 2025 Director Nominees" as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2025 and 2024” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.
Our independent registered public accounting firm is Ernst & Young LLP, St. Louis, MO, Auditor Firm ID: 42.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Report:

1.Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
    Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2025
    Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2025
    Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2025
    Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2025
    Notes to Consolidated Financial Statements

2.Financial Statement Schedule
    Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
			(In thousands)
Accounts Receivable —
Allowance for Doubtful Accounts:
2025	$25,257	$1,100	$—	$(1,764)	$(471)	$378	$24,500
2024	23,114	3,198	—	(167)	(677)	(211)	25,257
2023	7,954	16,167	—	(154)	(861)	8	23,114
Inventories —
Excess and Obsolete Allowances:
2025	$71,110	$14,001	$—	$(11,288)	$(1,946)	$2,218	$74,095
2024	67,868	19,896	313	(12,120)	(3,976)	(871)	71,110
2023	45,913	28,018	3,844	(8,220)	(1,900)	213	67,868
Deferred Income Tax Asset —
Valuation Allowance:
2025	$108,064	$3,507	$9	$—	$(59,616)	$610	$52,574
2024	109,676	983	1,303	—	(3,546)	(352)	108,064
2023	142,330	2,360	389	(35,085)	(549)	231	109,676
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.    Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Bylaws	December 6, 2022 Form 8-K, Exhibit 3.1

4.1	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1; supplemented by July 31, 2025 Form 10-Q, Exhibit 4.1

4.2	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1; supplemented by July 31, 2025 Form 10-Q, Exhibit 4.2

4.3	Indenture relating to 3.375% Senior Subordinated Notes due 2031	August 3, 2021 Form 8-K, Exhibit 4.1; supplemented by July 31, 2025 Form 10-Q Exhibit 4.3

4.4	Indenture relating to 4.250% Senior Subordinated Notes due 2033	January 28, 2026 Form 8-K, Exhibit 4.1

4.5	Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934	August 3, 2020 Form 10-Q, Exhibit 4.1

10.1	Trademark License Agreement	February 15, 2022 Form 10-K, Exhibit 10.1

10.2*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.3*	Belden Inc. 2021 Long Term Incentive Plan	April 8, 2021 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	February 15, 2022 Form 10-K, Exhibit 10.4

10.5*	Form of Performance Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.5

10.6*	Form of Restricted Stock Units Award	February 15, 2022 Form 10-K, Exhibit 10.6

10.7*	Form of Stretch Achievement Stock Award	August 8, 2022 Form 10-Q, Exhibit 10.1

10.8*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 13, 2024 Form 10-K, Exhibit 10.8

10.9*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.10*	Belden Supplemental Excess Defined Benefit Plan	February 16, 2021 Form 10-K, Exhibit 10.9

10.11*	Belden Supplemental Excess Defined Contribution Plan	February 16, 2021 Form 10-K, Exhibit 10.10

10.12*	Executive Severance Plan, as amended and restated	February 13, 2024 Form 10-K, Exhibit 10.12

10.13*	Form of Business Protection Agreement with each of the Executive Officers	July 31, 2020 Form 8-K, Exhibit 10.3

10.14*	Belden Inc. 2021 Employee Stock Purchase Plan	April 8, 2021 Proxy Statement, Appendix III

10.15*	Form of Indemnification Agreement with each of the Directors and Officers	March 1, 2007 Form 10-K, Exhibit 10.39

10.16	Second Amended and Restated Credit Agreement	June 2, 2021, Form 8-K, Exhibit 10.1

10.17	Amendment No. 1 to Second Amended and Restated Credit Agreement	January 5, 2023 Form 8-K, Exhibit 10.1

10.18	Third Amended and Restated Credit Agreement	July 21, 2025 Form 8-K, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

14.1	Code of Ethics	August 27, 2025 Form 8-K, Exhibit 14.1

19.1	Insider Trading Policy	February 13, 2025 Form 10-K

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Independent Registered Accounting Firm	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	February 13, 2024 Form 10-K, Exhibit 97.1

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Cash Flow Statements, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

*	Management contract or compensatory plan
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

BELDEN INC.

	By	/s/ ASHISH CHAND
Ashish Chand
Date: February 17, 2026		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ASHISH CHAND	President and Chief Executive Officer	February 17, 2026
Ashish Chand

/s/ JEREMY PARKS	Senior Vice President, Finance, and Chief Financial Officer	February 17, 2026
Jeremy Parks

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 17, 2026
Douglas R. Zink

/s/ DAVID ALDRICH*	Lead Independent Director and Chairman	February 17, 2026
David Aldrich

/s/ ADEL AL-SALEH*	Director	February 17, 2026
Adel Al-Saleh

/s/ LANCE C. BALK*	Director	February 17, 2026
Lance C. Balk

/s/ DIANE D. BRINK*	Director	February 17, 2026
Diane D. Brink

/s/ JUDY L. BROWN*	Director	February 17, 2026
Judy L. Brown

/s/ NANCY CALDERON*	Director	February 17, 2026
Nancy Calderon

/s/ JONATHAN KLEIN*	Director	February 17, 2026
Jonathan Klein

/s/ VIVIE LEE*	Director	February 17, 2026
Vivie Lee

/s/ GREGORY J. MCCRAY*	Director	February 17, 2026
Gregory J. McCray

/s/ ASHISH CHAND
*By Ashish Chand, Attorney-in-fact