Form 10-Q
period 2026-03-29
BELDEN INC.
filed 2026-04-30
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
or
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
As of April 23, 2026, the Registrant had 38,944,040 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2026	December 31, 2025

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$272,151	$389,887
Receivables, net	499,090	462,845
Inventories, net	423,124	402,345
Other current assets	85,522	94,303
Total current assets	1,279,887	1,349,380
Property, plant and equipment, less accumulated depreciation	569,389	566,020
Operating lease right-of-use assets	105,749	113,033
Goodwill	1,034,037	1,036,821
Intangible assets, less accumulated amortization	392,431	399,799
Deferred income taxes	14,099	14,512
Other long-lived assets	63,832	64,056
	$3,459,424	$3,543,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326,931	$361,432
Accrued liabilities	286,703	336,067
Total current liabilities	613,634	697,499
Long-term debt	1,260,359	1,285,666
Postretirement benefits	62,767	63,598
Deferred income taxes	112,458	98,060
Long-term operating lease liabilities	89,874	94,372
Other long-term liabilities	37,331	40,002
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	862,720	867,457
Retained earnings	1,454,639	1,405,572
Accumulated other comprehensive loss	(95,715)	(97,204)
Treasury stock	(939,146)	(911,904)
Total stockholders’ equity	1,283,001	1,264,424
	$3,459,424	$3,543,621
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands, except per share data)
Revenues	$696,375	$624,861
Cost of sales	(438,287)	(379,021)
Gross profit	258,088	245,840
Selling, general and administrative expenses	(138,652)	(131,522)
Research and development expenses	(30,089)	(28,417)
Amortization of intangibles	(11,388)	(13,275)
Operating income	77,959	72,626
Interest expense, net	(13,459)	(10,104)
Non-operating pension cost	(456)	(441)
Loss on debt extinguishment	(1,273)	—
Income before taxes	62,771	62,081
Income tax expense	(11,744)	(10,144)
Net income	$51,027	$51,937

Weighted average number of common shares and equivalents:
Basic	38,814	40,166
Diluted	39,395	40,844

Basic income per share	$1.31	$1.29

Diluted income per share	$1.30	$1.27

Comprehensive income	$52,516	$14,787

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Cash flows from operating activities:
Net income	$51,027	$51,937
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,456	29,784
Share-based compensation	9,161	7,776
Loss on debt extinguishment	1,273	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(37,906)	(5,934)
Inventories	(21,883)	(26,676)
Accounts payable	(19,431)	(8,612)
Accrued liabilities	(36,679)	(40,913)
Income taxes	2,393	6,813
Other assets	5,594	(3,634)
Other liabilities	(4,671)	(3,100)
Net cash provided by (used for) operating activities	(18,666)	7,441
Cash flows from investing activities:
Capital expenditures	(44,392)	(32,202)
Proceeds from disposal of tangible assets	—	106
Cash from business acquisitions	—	7,918
Net cash used for investing activities	(44,392)	(24,178)
Cash flows from financing activities:
Payments under borrowing arrangements	(535,860)	—
Payments under share repurchase program, including excise tax	(30,381)	(84,492)
Withholding tax payments for share-based payment awards	(17,700)	(13,671)
Debt issuance costs paid	(8,630)	—
Cash dividends paid	(1,970)	(2,017)
Payments under financing lease obligations	(492)	(422)
Proceeds from issuance of common stock	4,696	3,818
Borrowings under credit arrangements	537,255	—
Net cash used for financing activities	(53,082)	(96,784)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,596)	2,216
Decrease in cash and cash equivalents	(117,736)	(111,305)
Cash and cash equivalents, beginning of period	389,887	370,302
Cash and cash equivalents, end of period	$272,151	$258,997
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2025	50,335	$503	$867,457	$1,405,572	(11,388)	$(911,904)	$(97,204)	$1,264,424
Net income	—	—	—	51,027	—	—	—	51,027
Other comprehensive income, net of tax	—	—	—	—	—	—	1,489	1,489
Common stock issuance	—	—	2,999	—	47	1,697	—	4,696
Retirement Savings Plan stock contributions	—	—	1,235	—	18	1,010	—	2,245
Exercise of stock options, net of tax withholding forfeitures	—	—	(414)	—	5	91	—	(323)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,718)	—	179	341	—	(17,377)
Share repurchase including excise tax	—	—	—	—	(260)	(30,381)	—	(30,381)
Share-based compensation	—	—	9,161	—	—	—	—	9,161
Common stock dividends ($0.05 per share)	—	—	—	(1,960)	—	—	—	(1,960)
Balance at March 29, 2026	50,335	$503	$862,720	$1,454,639	(11,399)	$(939,146)	$(95,715)	$1,283,001

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
	(In thousands)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$1,294,736
Net income	—	—	—	51,937	—	—	—	51,937
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37,150)	(37,150)
Common stock issuance	—	—	2,083	—	48	1,735	—	3,818
Retirement Savings Plan stock contributions	—	—	1,454	—	20	705	—	2,159
Exercise of stock options, net of tax withholding forfeitures	—	—	(445)	—	6	(198)	—	(643)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,058)	—	162	(2,970)	—	(13,028)
Share repurchase including excise tax	—	—	—	—	(810)	(85,074)	—	(85,074)
Share-based compensation	—	—	7,776	—	—	—	—	7,776
Common stock dividends ($0.05 per share)	—	—	—	(2,024)	—	—	—	(2,024)
Balance at March 30, 2025	50,335	$503	$840,565	$1,225,949	(10,698)	$(803,828)	$(40,682)	$1,222,507

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include Belden Inc. and all of its subsidiaries (the Company, us, we, or our). We eliminate all significant affiliate accounts and transactions in consolidation. The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2025:
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2025 Annual Report on Form 10-K.
Business Description
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

Effective January 1, 2026, we realigned our organizational structure, moving to a unified functional operating model designed to accelerate our solutions-first strategy, enhance operational agility, and capitalize on the increasing convergence of IT and OT. As a result of this organizational structure realignment, we are now a single reportable segment entity that is managed on a consolidated basis. Our chief operating decision maker is our President and Chief Executive Officer. He regularly reviews operating results and allocates resources on a consolidated basis. This new organizational structure enables us to drive our solutions transformation within key verticals, leveraging our combined offerings to solve customers' most pressing problems.

Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2026, the 88th day of our fiscal year 2026. Our fiscal second and third quarters each have 91 days. The three months ended March 29, 2026 and March 30, 2025 included 88 and 89 days, respectively.
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
As of and during the three months ended March 29, 2026 and March 30, 2025, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 29, 2026 and March 30, 2025.

Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of March 29, 2026, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of March 29, 2026, we were party to surety bonds, standby letters of credit, and bank guaranties totaling $15.5 million, $9.9 million, and $4.5 million, respectively.
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
Current Year Adoption of Accounting Pronouncements
None of the accounting pronouncements that became effective during 2026 had a material impact to our condensed consolidated financial statements or disclosures.

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

Note 2:  Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues. The following tables present our revenues disaggregated by market.

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Broadband	$155,282	$146,647
Automation	387,009	350,811
Smart Buildings	154,084	127,403
Total Revenues	$696,375	$624,861
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Americas	$472,733	$428,231
EMEA	142,952	125,102
APAC	80,690	71,528
Total Revenues	$696,375	$624,861
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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three months ended March 29, 2026 and March 30, 2025. The following table presents estimated and accrued variable consideration:

	March 29, 2026	December 31, 2025

	(in thousands)
Accrued rebates included in accrued liabilities	$67,943	$76,789
Accrued returns included in accrued liabilities	12,828	11,892
Price adjustments recognized against gross accounts receivable	31,908	33,258
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of March 29, 2026, total deferred revenue was $41.5 million, and of this amount, $32.9 million is expected to be recognized within the next twelve months, and the remaining $8.6 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three months ended March 29, 2026 and March 30, 2025, respectively:

	2026	2025

	(In thousands)
Beginning balance at January 1	$49,728	$40,128
New deferrals	19,030	13,735
Revenue recognized	(27,267)	(10,420)
Balance at the end of Q1	$41,491	$43,443
Service-type warranties represent $16.9 million of the deferred revenue balance at March 29, 2026, and of this amount $10.9 million is expected to be recognized in the next twelve months, and the remaining $6.0 million is long-term and will be recognized over a period greater than twelve months. As of March 29, 2026 and December 31, 2025, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Capitalized sales commissions as of March 29, 2026 and December 31, 2025 were not material. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Sales commissions	$5,750	$5,986
Note 3: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Numerator:
Net income	$51,027	$51,937
Denominator:
Weighted average shares outstanding, basic	38,814	40,166
Effect of dilutive common stock equivalents	581	678
Weighted average shares outstanding, diluted	39,395	40,844

For each of the three months ended March 29, 2026 and March 30, 2025, diluted weighted average shares outstanding did not include outstanding equity awards of 0.1 million because they were anti-dilutive.
In addition, for the three months ended March 29, 2026 and March 30, 2025, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.3 million, respectively, because the related performance conditions have not been satisfied.
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

The following table presents the activity in the trade receivables allowance for doubtful accounts for the three months ended March 29, 2026 and March 30, 2025, respectively:

	2026	2025

	(In thousands)
Beginning balance at January 1	$24,500	$25,257
Current period provision	838	72
Fx impact	91	143
Recoveries collected	(40)	(146)
Write-offs	(8,416)	(674)
Q1 ending balance	$16,973	$24,652
Write-offs were primarily due to deterioration of certain customers' financial condition such that we determined the previously reserved balances to be uncollectible.
Note 5:  Inventories
The following table presents the major classes of inventories as of March 29, 2026 and December 31, 2025, respectively:

	March 29, 2026	December 31, 2025

	(In thousands)
Raw materials	$245,918	$238,417
Work-in-process	51,422	46,721
Finished goods	199,677	191,302
Gross inventories	497,017	476,440
Excess and obsolete reserves	(73,893)	(74,095)
Net inventories	$423,124	$402,345

Note 6:  Leases
We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms within 1 to 19 years; some of which include extension and termination options. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. We have a few short-term operating leases with terms less than twelve months - these leases are not recorded on our balance sheet and the overall rent expense is not material.
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.8 million for both the three months ended March 29, 2026 and March 30, 2025, respectively.

The components of lease expense were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Operating lease cost	$7,180	$6,882

Finance lease cost
Amortization of right-of-use asset	$425	$467
Interest on lease liabilities	128	13
Total finance lease cost	$553	$480

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,443	$5,030

Operating cash flows from finance leases were not material during the three months ended March 29, 2026 and March 30, 2025.
Supplemental balance sheet information related to leases was as follows:

	March 29, 2026	December 31, 2025

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$105,749	$113,033

Accrued liabilities	$17,530	$20,159
Long-term operating lease liabilities	89,874	94,372
Total operating lease liabilities	$107,404	$114,531

Finance leases:
Other long-lived assets, at cost	$13,567	$13,565
Accumulated depreciation	(4,428)	(4,014)
Other long-lived assets, net	$9,139	$9,551

Accrued liabilities	$1,988	$1,987
Other long-term liabilities	7,421	7,914
Total finance lease liabilities	$9,409	$9,901

	March 29, 2026	December 31, 2025

Weighted Average Remaining Lease Term
Operating leases	10 years	10 years
Finance leases	5 years	5 years

Weighted Average Discount Rate
Operating leases	6.1%	6.1%
Finance leases	4.8%	4.9%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary with expiration dates extending out to 2035. These lease guarantees were retained by Belden and not transferred to the buyer of the former subsidiary. As of both March 29, 2026 and December 31, 2025, the fixed, remaining base rent payments were approximately $17 million. As of March 29, 2026 and December 31, 2025, we had a liability for expected, future payments of $9.6 million and $10.7 million, respectively. The liability is based on certain assumptions, including potential settlements with landlords that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 7:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $17.7 million and $13.9 million in the three months ended March 29, 2026 and March 30, 2025, respectively. We recognized amortization expense of $14.8 million and $15.9 million in the three months ended March 29, 2026 and March 30, 2025, respectively.
Note 8:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	March 29, 2026	December 31, 2025

	(In thousands)
Revolving credit agreement due 2030	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	—	528,525
3.875% Senior subordinated notes due 2028	405,125	411,075
3.375% Senior subordinated notes due 2031	347,250	352,350
4.250% Senior subordinated notes due 2033	520,875	—
Total senior subordinated notes	1,273,250	1,291,950
Less unamortized debt issuance costs	(12,891)	(6,284)
Long-term debt	$1,260,359	$1,285,666

Revolving Credit Agreement due 2030
On July 18, 2025, we refinanced our revolving credit facility (the Revolver) extending the maturity date to July 18, 2030 and increasing the borrowing capacity from $300.0 million to $400.0 million. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Belgium, Canada, Germany, the Netherlands, and United Kingdom. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% - 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $27.0 million, we are subject to a fixed charge coverage ratio covenant. As of March 29, 2026, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $374.9 million.
Senior Subordinated Notes
We had outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). In February 2026, we repurchased the 2027 Notes for cash consideration of €450.0 million ($535.9 million), and recognized a $1.3 million loss on debt extinguishment for the write-off of unamortized debt issuance costs.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of March 29, 2026 is $405.1 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2033 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of March 29, 2026 is $347.3 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2033 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
In January 2026, we completed an offering for €450.0 million ($537.3 million at issuance) aggregate principal amount of 4.250% senior subordinated notes due 2033 (the 2033 Notes). The carrying value of the 2033 Notes as of March 29, 2026 is $520.9 million. The 2033 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2031 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on February 1 and August 1 of each year, commencing August 1, 2026. We paid approximately $8.6 million of fees associated with the issuance of the 2033 Notes, which will be amortized over the life of the 2033 Notes using the effective interest method. We used the net proceeds from this offering, along with cash on hand, to fund the full redemption of the 2027 Notes - see further discussion above.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of March 29, 2026 was approximately $1,233.5 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,273.3 million as of March 29, 2026.
Note 9:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of March 29, 2026, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three months ended March 29, 2026 and March 30, 2025, the transaction gain (loss) associated with the net investment hedge reported in other comprehensive income was $9.7 million and $(24.9) million, respectively.

Note 10:  Income Taxes
For the three months ended March 29, 2026 and March 30, 2025, we recognized income tax expense of $11.7 million and $10.1 million representing effective tax rates of 18.7% and 16.3%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, which includes international tax changes, permanent extensions of most expiring Tax Cuts and Jobs Act provisions, and changes in the treatment of research and development and amortization expense deductions. We have included the impact of international tax changes effective from January 1, 2026 and continue to evaluate the impact of the act on our consolidated financial statements and disclosures.
Note 11:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

	(In thousands)
Three Months Ended
Service cost	$808	$762	$8	$7
Interest cost	3,909	3,768	228	223
Expected return on plan assets	(4,031)	(3,824)	—	—
Amortization of prior service cost	79	37	—	—
Actuarial losses (gains)	355	319	(84)	(82)
Net periodic benefit cost	$1,120	$1,062	$152	$148
Note 12:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Net income	$51,027	$51,937
Foreign currency translation adjustments, net of tax	1,219	(37,360)
Adjustments to pension and postretirement liability, net of tax	270	210
Total comprehensive income	$52,516	$14,787
The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2025	$(91,808)	$(5,396)	$(97,204)
Other comprehensive income	1,219	—	1,219
Amounts reclassified from accumulated other comprehensive loss	—	270	270
Net current period other comprehensive income	1,219	270	1,489
Balance at March 29, 2026	$(90,589)	$(5,126)	$(95,715)
As of March 29, 2026 and December 31, 2025, there was tax of $16.4 million and $14.1 million, respectively, included in accumulated other comprehensive loss in the table above.

The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the three months ended March 29, 2026:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$271	(1)
Prior service cost	79	(1)
Total before tax	350
Tax benefit	(80)
Total net of tax	$270
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 11).
Note 13: Share Repurchase
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended March 29, 2026, we repurchased 0.3 million shares of our common stock for an aggregate cost of $30.4 million at an average price per share of $117.05. During the three months ended March 30, 2025, we repurchased 0.8 million shares of our common stock for an aggregate cost of $84.5 million at an average price per share of $104.28. As of March 29, 2026, we had $115.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.
Note 14: Subsequent Events
On April 29, 2026, we entered into a definitive agreement to acquire certain entities that comprise Ruckus Networks (“Ruckus”) for approximately $1.846 billion, which we expect to fund through additional debt. Ruckus, based in California, provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as indoor and outdoor Wi-Fi and long-term evolution access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics. The acquisition of Ruckus is expected to close in the second half of 2026.

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

Trends and Events
The following trends and events during 2026 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 41% of our consolidated revenues during the quarter ended March 29, 2026 were to customers outside of the U.S.
In addition to the translation impact described above, currency rate fluctuations have an economic impact on our financial results. As the U.S. dollar strengthens or weakens against foreign currencies, it results in a relative price increase or decrease for certain of our products that are priced in U.S. dollars in a foreign location.

Global Trade Volatility
During periods of significant volatility in global trade agreements, sharp and sudden increases in tariff rates have the potential to increase the input costs for our products and impact our ability to compete in certain jurisdictions. We closely monitor the global trade landscape and take appropriate measures in our supply chain and pricing strategies to mitigate the impact of increased tariffs.
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
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade Court issued an additional ruling stating importers that paid tariffs under IEEPA are due refunds. While we have paid tariffs on certain imported products and materials that were subject to these IEEPA‑based duties, the nature, timing, and extent of any refunds are uncertain as of the date of this filing.
Realignment of Organization Structure
Effective January 1, 2026, we realigned our organizational structure, moving to a unified functional operating model designed to accelerate our solutions-first strategy, enhance operational agility, and capitalize on the increasing convergence of IT and OT. As a result of this organizational structure realignment, we are now a single reportable segment entity that is managed on a consolidated basis. Our chief operating decision maker is our President and Chief Executive Officer. He regularly reviews operating results and allocates resources on a consolidated basis. This new organizational structure enables us to drive our solutions transformation within key verticals, leveraging our combined offerings to solve customers' most pressing problems. See Note 1.
Senior Subordinated Notes Issuance and Redemption
During the three months ended March 29, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes due 2033 (the 2033 Notes), which are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028, and interest is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2026. With the proceeds from this offering, we repurchased the 2027 Notes for cash consideration of €450.0 million ($535.9 million), and recognized a $1.3 million loss on debt extinguishment for the write-off of unamortized debt issuance costs. See Note 8.
Share Repurchase Program
During the three months ended March 29, 2026, we repurchased 0.3 million shares of our common stock for an aggregate cost of $30.4 million at an average price per share of $117.05. See Note 13.
Acquisitions
On April 29, 2026, in our fiscal second quarter, we entered into a definitive agreement to acquire Ruckus for approximately $1.846 billion, which we expect to fund through additional debt. Ruckus, based in California, provides wireless networks for enterprises and service providers. The acquisition of Ruckus is expected to close in the second half of 2026. See Note 14.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies
During the three months ended March 29, 2026:
•We did not change any of our existing critical accounting policies from those listed in our 2025 Annual Report on Form 10-K;
•No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change
	March 29, 2026	March 30, 2025

	(In thousands, except percentages)
Revenues	$696,375	$624,861	11.4%
Gross profit	258,088	245,840	5.0%
Selling, general and administrative expenses	(138,652)	(131,522)	5.4%
Research and development expenses	(30,089)	(28,417)	5.9%
Amortization of intangibles	(11,388)	(13,275)	(14.2)%
Operating income	77,959	72,626	7.3%
Interest expense, net	(13,459)	(10,104)	33.2%
Non-operating pension cost	(456)	(441)	3.4%
Loss on debt extinguishment	(1,273)	—	n/a
Income before taxes	62,771	62,081	1.1%
Revenues increased $71.5 million in the three months ended March 29, 2026 from the comparable period of 2025 due to the following factors:
•Higher sales volume contributed $42.4 million in revenues.
•Copper pass-through pricing had a $15.4 million favorable impact on revenues.
•Currency translation had a $13.7 million favorable impact on revenues.

Gross profit increased $12.2 million in the three months ended March 29, 2026 from the comparable period of 2025 primarily due to the increases in revenues discussed above.

Selling, general and administrative expenses increased $7.1 million in the three months ended March 29, 2026 from the comparable period of 2025 primarily due to higher selling expenses consistent with the increase in revenues, currency translation, and strategic investments.
Research and development expenses increased $1.7 million in the three months ended March 29, 2026 from the comparable period of 2025 primarily due to strategic investments.
Amortization of intangibles decreased $1.9 million in the three months ended March 29, 2026 from the comparable period of 2025 primarily due to certain intangible assets becoming fully amortized.
Operating income increased $5.3 million in the three months ended March 29, 2026 from the comparable period of 2025 primarily due to the increase in revenues, partially offset by the increase in selling, general and administrative expenses and research and development expenses discussed above.
Net interest expense increased $3.4 million in the three months ended March 29, 2026 due to the debt refinancing in 2026 and currency translation. During the three months ended March 29, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes (the 2033 Notes) and repurchased the 3.375% Senior Subordinated Notes (the 2027 Notes) for cash consideration of €450.0 million. See Note 8.

We incurred a loss on debt extinguishment of $1.3 million in the three months ended March 29, 2026 due to the write-off of unamortized debt issuance costs associated with the 2027 Notes repurchased for cash consideration of €450.0 million ($535.9 million) during the quarter. See Note 8.
Income before taxes increased $0.7 million in the three months ended March 29, 2026 from the comparable period of 2025 primarily due to the changes in operating income and interest expense discussed above.
Income Taxes

	Three Months Ended		% Change
	March 29, 2026	March 30, 2025

	(In thousands, except percentages)
Income before taxes	$62,771	$62,081	1.1%
Income tax expense	11,744	10,144	15.8%
Effective tax rate	18.7%	16.3%
For the three months ended March 29, 2026, we recognized income tax expense of $11.7 million representing an effective tax rate of 18.7%. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, which includes international tax changes, permanent extensions of most expiring Tax Cuts and Jobs Act provisions, and changes in the treatment of research and development and amortization expense deductions. We have included the impact of international tax changes effective from January 1, 2026 and continue to evaluate the impact of the act on our consolidated financial statements and disclosures.

The increase in effective tax rate for the three months ended March 29, 2026 compared with the effective tax rate for the three months ended March 30, 2025 is mainly due to the tax benefit related to the impact of audit settlements for the three months ended March 31, 2025.

Consolidated Adjusted EBITDA

	Three Months Ended			% Change
	March 29, 2026		March 30, 2025

	(In thousands, except percentages)
Revenues	696,375	—	624,861	11.4%
Adjusted EBITDA	118,056		103,965	13.6%
as a percent of revenues	17.0%		16.6%

Adjusted EBITDA increased $14.1 million in the three months ended March 29, 2026 from the comparable period of 2025 primarily due to the increase in revenues discussed above, partially offset by an increase in operating expenses. Accordingly, Adjusted EBITDA margins expanded 40 basis points to 17.0%.
Use of Non-GAAP Financial Information
Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; acquisition-related expenses, such as the adjustment of acquired inventory to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and assets; amortization of intangible assets; gains (losses) related to revolver refinancing; loss on debt extinguishment; certain gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands, except percentages)
Revenues	$696,375	$624,861

GAAP net income	$51,027	$51,937
Depreciation expense	17,696	13,896
Amortization of intangible assets	11,388	13,275
Income tax expense	11,744	10,144
Interest expense, net	13,459	10,104
Severance, restructuring, and acquisition integration costs (1)	9,052	1,698
Loss on debt extinguishment	1,273	—
Amortization of software development intangible assets	3,372	2,613
Adjustments related to acquisitions and divestitures (2)	(955)	298
Adjusted EBITDA	$118,056	$103,965

GAAP net income margin	7.3%	8.3%
Adjusted EBITDA margin	17.0%	16.6%
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Adjustments related to acquisitions and divestitures include fair value adjustments of acquired assets and a non-recurring gain related to an equity method investment.
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

	Three Months Ended
	March 29, 2026	March 30, 2025

	(In thousands)
Net cash provided by (used for):
Operating activities	$(18,666)	$7,441
Investing activities	(44,392)	(24,178)
Financing activities	(53,082)	(96,784)
Effects of currency exchange rate changes on cash and cash equivalents	(1,596)	2,216
Decrease in cash and cash equivalents	(117,736)	(111,305)
Cash and cash equivalents, beginning of period	389,887	370,302
Cash and cash equivalents, end of period	$272,151	$258,997

Net cash used for operating activities was $18.7 million in the three months ended March 29, 2026 compared to a source of cash of $7.4 million in the year ago period. Operating cash flows decreased $26.1 million compared to the year ago period due to unfavorable changes in operating assets and liabilities. Growth in receivables contributed to higher cash usage in 2026 as compared to 2025 due to the increase in days sales outstanding from 60 days in Q1 2025 to 63 days in Q1 2026.

Net cash used for investing activities totaled $44.4 million in the three months ended March 29, 2026 compared to $24.2 million in the year ago period. Investing activities for the three months ended March 29, 2026 included capital expenditures of $44.4 million.  Investing activities for the three months ended March 30, 2025 included capital expenditures of $32.2 million, partially offset by cash from business acquisitions and asset sales of $7.9 million and $0.1 million, respectively.
Net cash used for financing activities totaled $53.1 million for the three months ended March 29, 2026 compared to $96.8 million in the year ago period. Financing activities for the three months ended March 29, 2026 included $535.9 million of payments under borrowing arrangements, $30.4 million of payments under our share repurchase program, $17.7 million of payments related to share based compensation activities, $8.6 million of debt issuance cost payments, $2.0 million of cash dividend payments, and $0.5 million of financing lease payments, partially offset by $537.3 million and $4.7 million of borrowings under credit arrangements and proceeds from the issuance of common stock under our Employee Stock Purchase Plan, respectively. Financing activities for the three months ended March 30, 2025 included payments under our share repurchase program of $84.5 million, payments related to share based compensation activities of $13.7 million, cash dividend payments of $2.0 million, financing lease payments of $0.4 million, and proceeds from the issuance of common stock of $3.8 million.
Our cash and cash equivalents balance was $272.2 million as of March 29, 2026. Of the total cash balance, $191.7 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of March 29, 2026 consisted of $1,273.3 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements.
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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of March 29, 2026.

	Principal Amount by Expected Maturity			Fair
	2026	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$405,125	$405,125	$402,087
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$347,250	$347,250	$329,453
Average interest rate		3.375%
€450.0 million fixed-rate senior subordinated notes due 2033	$—	$520,875	$520,875	$501,993
Average interest rate		4.250%
Total			$1,273,250	$1,233,533
Item 7A of our 2025 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2025.
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 10-K filed on February 17, 2026. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended March 29, 2026 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at January 1, 2026				$145,381
January 1, 2026 through February 1, 2026	260	$117.05	260	115,000
February 2, 2026 through March 1, 2026	—	—	—	115,000
March 2, 2026 through March 29, 2026	—	—	—	115,000
Total	260	$117.05	260	$115,000

(1) We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended March 29, 2026, we repurchased 0.3 million shares of our common stock for an aggregate cost of $30.4 million at an average price per share of $117.05. See Note 13.
Item 5:      Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule
10b5-1 trading arrangement during the three months ended March 29, 2026.

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

BELDEN INC.

Date:	April 30, 2026	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	April 30, 2026	By:	/s/ Jeremy Parks

Jeremy Parks
Executive Vice President and Chief Financial Officer

Date:	April 30, 2026	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer