Form 10-Q
period 2026-06-28
BELDEN INC.
filed 2026-07-30
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
or
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
As of July 23, 2026, the Registrant had 39,078,191 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2026	December 31, 2025

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$348,655	$389,887
Receivables, net	534,159	462,845
Inventories, net	420,591	402,345
Other current assets	90,436	94,303
Total current assets	1,393,841	1,349,380
Property, plant and equipment, less accumulated depreciation	583,710	566,020
Operating lease right-of-use assets	102,580	113,033
Goodwill	1,030,000	1,036,821
Intangible assets, less accumulated amortization	380,942	399,799
Deferred income taxes	13,380	14,512
Other long-lived assets	62,903	64,056
	$3,567,356	$3,543,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,189	$361,432
Accrued liabilities	293,597	336,067
Total current liabilities	652,786	697,499
Long-term debt	1,230,566	1,285,666
Postretirement benefits	61,938	63,598
Deferred income taxes	115,160	98,060
Long-term operating lease liabilities	88,662	94,372
Other long-term liabilities	33,690	40,002
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	871,183	867,457
Retained earnings	1,521,208	1,405,572
Accumulated other comprehensive loss	(71,184)	(97,204)
Treasury stock	(937,156)	(911,904)
Total stockholders’ equity	1,384,554	1,264,424
	$3,567,356	$3,543,621
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands, except per share data)
Revenues	$750,157	$671,992	$1,446,532	$1,296,853
Cost of sales	(456,533)	(413,424)	(894,820)	(792,445)
Gross profit	293,624	258,568	551,712	504,408
Selling, general and administrative expenses	(147,827)	(131,922)	(286,479)	(263,444)
Research and development expenses	(31,714)	(33,940)	(61,803)	(62,357)
Amortization of intangibles	(14,823)	(13,470)	(26,211)	(26,745)
Operating income	99,260	79,236	177,219	151,862
Interest expense, net	(13,599)	(12,200)	(27,058)	(22,304)
Non-operating pension cost	(456)	(364)	(912)	(805)
Loss on debt extinguishment	—	—	(1,273)	—
Income before taxes	85,205	66,672	147,976	128,753
Income tax expense	(16,669)	(5,666)	(28,413)	(15,810)
Net income	$68,536	$61,006	$119,563	$112,943

Weighted average number of common shares and equivalents:
Basic	38,957	39,511	38,887	39,835
Diluted	39,283	40,002	39,338	40,418

Basic income per share	$1.76	$1.54	$3.07	$2.84

Diluted income per share	$1.74	$1.53	$3.04	$2.79

Comprehensive income	$93,067	$21,110	$145,583	$35,897

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 28, 2026	June 29, 2025

	(In thousands)
Cash flows from operating activities:
Net income	$119,563	$112,943
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	68,551	61,851
Share-based compensation	18,203	14,603
Loss on debt extinguishment	1,273	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(76,348)	(31,773)
Inventories	(21,327)	(35,758)
Accounts payable	11,193	(23,462)
Accrued liabilities	(22,948)	(14,314)
Income taxes	4,627	(4,355)
Other assets	(3,283)	(3,674)
Other liabilities	11,054	13,409
Net cash provided by operating activities	110,558	89,470
Cash flows from investing activities:
Capital expenditures	(85,054)	(57,353)
Proceeds from disposal of tangible assets	8	115
Cash from business acquisitions	—	7,918
Net cash used for investing activities	(85,046)	(49,320)
Cash flows from financing activities:
Payments under borrowing arrangements	(535,860)	(50,000)
Payments under share repurchase program, including excise tax	(31,806)	(100,967)
Withholding tax payments for share-based payment awards	(18,532)	(14,157)
Debt issuance costs paid	(14,550)	—
Cash dividends paid	(3,921)	(4,024)
Payments under financing lease obligations	(990)	(878)
Proceeds from issuance of common stock	4,696	3,818
Borrowings under credit arrangements	537,255	50,000
Net cash used for financing activities	(63,708)	(116,208)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,036)	7,242
Decrease in cash and cash equivalents	(41,232)	(68,816)
Cash and cash equivalents, beginning of period	389,887	370,302
Cash and cash equivalents, end of period	$348,655	$301,486
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2025	50,335	$503	$867,457	$1,405,572	(11,388)	$(911,904)	$(97,204)	$1,264,424
Net income	—	—	—	51,027	—	—	—	51,027
Other comprehensive income, net of tax	—	—	—	—	—	—	1,489	1,489
Common stock issuance	—	—	2,999	—	47	1,697	—	4,696
Retirement Savings Plan stock contributions	—	—	1,235	—	18	1,010	—	2,245
Exercise of stock options, net of tax withholding forfeitures	—	—	(414)	—	5	91	—	(323)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,718)	—	179	341	—	(17,377)
Share repurchase including excise tax	—	—	—	—	(260)	(30,381)	—	(30,381)
Share-based compensation	—	—	9,161	—	—	—	—	9,161
Common stock dividends ($0.05 per share)	—	—	—	(1,960)	—	—	—	(1,960)
Balance at March 29, 2026	50,335	$503	$862,720	$1,454,639	(11,399)	$(939,146)	$(95,715)	$1,283,001
Net income	—	—	—	68,536	—	—	—	68,536
Other comprehensive income, net of tax	—	—	—	—	—	—	24,531	24,531
Retirement Savings Plan stock contributions	—	—	1,098	—	19	1,145	—	2,243
Exercise of stock options, net of tax withholding forfeitures	—	—	(28)	—	—	9	—	(19)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,649)	—	21	836	—	(813)
Share-based compensation	—	—	9,042	—	—	—	—	9,042
Common stock dividends ($0.05 per share)	—	—	—	(1,967)	—	—	—	(1,967)
Balance at June 28, 2026	50,335	$503	$871,183	$1,521,208	(11,359)	$(937,156)	$(71,184)	$1,384,554

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
	(In thousands)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$1,294,736
Net income	—	—	—	51,937	—	—	—	51,937
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37,150)	(37,150)
Common stock issuance	—	—	2,083	—	48	1,735	—	3,818
Retirement Savings Plan stock contributions	—	—	1,454	—	20	705	—	2,159
Exercise of stock options, net of tax withholding forfeitures	—	—	(445)	—	6	(198)	—	(643)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,058)	—	162	(2,970)	—	(13,028)
Share repurchase including excise tax	—	—	—	—	(810)	(85,074)	—	(85,074)
Share-based compensation	—	—	7,776	—	—	—	—	7,776
Common stock dividends ($0.05 per share)	—	—	—	(2,024)	—	—	—	(2,024)
Balance at March 30, 2025	50,335	$503	$840,565	$1,225,949	(10,698)	$(803,828)	$(40,682)	$1,222,507
Net income	—	—	—	61,006	—	—	—	61,006
Other comprehensive loss, net of tax	—	—	—	—	—	—	(39,896)	(39,896)
Retirement Savings Plan stock contributions	—	—	1,391	—	21	737	—	2,128
Exercise of stock options, net of tax withholding forfeitures	—	—	(272)	—	5	(1)	—	(273)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(779)	—	20	566	—	(213)
Share repurchase including excise tax	—	—	—	—	(153)	(15,616)	—	(15,616)
Share-based compensation	—	—	6,827	—	—	—	—	6,827
Common stock dividends ($0.05 per share)	—	—	—	(1,995)	—	—	—	(1,995)
Balance at June 29, 2025	50,335	$503	$847,732	$1,284,960	(10,805)	$(818,142)	$(80,578)	$1,234,475

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

Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2026, the 88th day of our fiscal year 2026. Our fiscal second and third quarters each have 91 days. The six months ended June 28, 2026 and June 29, 2025 included 179 and 180 days, respectively.
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
As of and during the three and six months ended June 28, 2026 and June 29, 2025, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three or six months ended June 28, 2026 and June 29, 2025.

Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of June 28, 2026, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of June 28, 2026, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $17.5 million, $15.3 million, and $4.7 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Automation	$436,766	$365,973	$823,775	$716,784
Broadband	157,034	155,385	312,317	302,032
Smart Buildings	156,357	150,634	310,440	278,037
Total Revenues	$750,157	$671,992	$1,446,532	$1,296,853
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Americas	$490,650	$448,611	$963,383	$876,842
EMEA	154,815	135,907	297,767	261,009
APAC	104,692	87,474	185,382	159,002
Total Revenues	$750,157	$671,992	$1,446,532	$1,296,853
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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended June 28, 2026 and June 29, 2025.

The following table presents estimated and accrued variable consideration:

	June 28, 2026	December 31, 2025

	(in thousands)
Accrued rebates included in accrued liabilities	$52,580	$76,789
Accrued returns included in accrued liabilities	15,771	11,892
Price adjustments recognized against gross accounts receivable	35,627	33,258
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of June 28, 2026, total deferred revenue was $42.6 million, and of this amount, $34.9 million is expected to be recognized within the next twelve months, and the remaining $7.7 million is long-term and is expected to be recognized over a period greater than twelve months. The following table presents deferred revenue activity during the three and six months ended June 28, 2026 and June 29, 2025, respectively:

	2026	2025

	(In thousands)
Beginning balance at January 1	$49,728	$40,128
New deferrals	19,030	13,735
Revenue recognized	(27,267)	(10,420)
Balance at the end of Q1	$41,491	$43,443
New deferrals	16,889	16,225
Revenue recognized	(15,787)	(14,062)
Balance at the end of Q2	$42,593	$45,606
Service-type warranties represent $16.3 million of the deferred revenue balance at June 28, 2026, and of this amount $11.1 million is expected to be recognized in the next twelve months, and the remaining $5.2 million is long-term and will be recognized over a period greater than twelve months. As of June 28, 2026 and December 31, 2025, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Capitalized sales commissions as of June 28, 2026 and December 31, 2025 were not material. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Sales commissions	$8,156	$7,367	$13,906	$13,353

Note 3: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Numerator:
Net income	$68,536	$61,006	$119,563	$112,943
Denominator:
Weighted average shares outstanding, basic	38,957	39,511	38,887	39,835
Effect of dilutive common stock equivalents	326	491	451	583
Weighted average shares outstanding, diluted	39,283	40,002	39,338	40,418
For each of the three and six months ended June 28, 2026 and June 29, 2025, diluted weighted average shares outstanding did not include outstanding equity awards of 0.1 million because they were anti-dilutive.
In addition, for the three months ended June 28, 2026 and June 29, 2025, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.2 million because the related performance conditions have not been satisfied. For both the six months ended June 28, 2026 and June 29, 2025, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied.
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

The following table presents the activity in the trade receivables allowance for doubtful accounts for the three and six months ended June 28, 2026 and June 29, 2025, respectively:

	2026	2025

	(In thousands)
Beginning balance at January 1	$24,500	$25,257
Current period provision	838	72
Fx impact	91	143
Recoveries collected	(40)	(146)
Write-offs	(8,416)	(674)
Q1 ending balance	$16,973	$24,652
Current period provision	1,018	373
Fx impact	(87)	219
Recoveries collected	(58)	(19)
Write-offs	—	(106)
Q2 ending balance	$17,846	$25,119
Write-offs were primarily due to deterioration of certain customers' financial condition such that we determined the previously reserved balances to be uncollectible.
Note 5:  Inventories
The following table presents the major classes of inventories as of June 28, 2026 and December 31, 2025, respectively:

	June 28, 2026	December 31, 2025

	(In thousands)
Raw materials	$235,552	$238,417
Work-in-process	53,682	46,721
Finished goods	203,665	191,302
Gross inventories	492,899	476,440
Excess and obsolete reserves	(72,308)	(74,095)
Net inventories	$420,591	$402,345
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $0.6 million and $0.8 million for the three months ended June 28, 2026 and June 29, 2025, respectively, and $1.4 million and $1.6 million for the six months ended June 28, 2026 and June 29, 2025, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Operating lease cost	$7,183	$7,288	$14,363	$14,170

Finance lease cost
Amortization of right-of-use asset	$423	$436	$848	$903
Interest on lease liabilities	111	191	239	204
Total finance lease cost	$534	$627	$1,087	$1,107

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,553	$5,400	$10,996	$10,430

Operating cash flows from finance leases were not material during the three and six months ended June 28, 2026 and June 29, 2025.
Supplemental balance sheet information related to leases was as follows:

	June 28, 2026	December 31, 2025

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$102,580	$113,033

Accrued liabilities	$15,852	$20,159
Long-term operating lease liabilities	88,662	94,372
Total operating lease liabilities	$104,514	$114,531

Finance leases:
Other long-lived assets, at cost	$13,548	$13,565
Accumulated depreciation	(4,842)	(4,014)
Other long-lived assets, net	$8,706	$9,551

Accrued liabilities	$1,983	$1,987
Other long-term liabilities	6,909	7,914
Total finance lease liabilities	$8,892	$9,901

	June 28, 2026	December 31, 2025

Weighted Average Remaining Lease Term
Operating leases	10 years	10 years
Finance leases	5 years	5 years

Weighted Average Discount Rate
Operating leases	6.1%	6.1%
Finance leases	4.8%	4.9%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary that were retained by Belden and not transferred to the buyer of the former subsidiary. During the three months ended June 28, 2026, we signed an agreement to terminate one of our guarantees for GBP 7.2 million ($9.7 million) paid over three separate installments, the first of which for GBP 2.4 million ($3.2 million) was paid during the quarter. As of June 28, 2026 and December 31, 2025, we had a liability for all lease guarantees of $9.6 million and $10.7 million, respectively. The liability is based on certain assumptions that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 7:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $17.8 million and $15.7 million in the three months ended June 28, 2026 and June 29, 2025, respectively. We recognized depreciation expense of $35.5 million and $29.6 million in the six months ended June 28, 2026 and June 29, 2025, respectively. We recognized amortization expense of $18.3 million and $16.4 million in the three months ended June 28, 2026 and June 29, 2025, respectively. We recognized amortization expense of $33.1 million and $32.3 million in the six months ended June 28, 2026 and June 29, 2025, respectively.
Note 8:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	June 28, 2026	December 31, 2025

	(In thousands)
Revolving credit agreement due 2030	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	—	528,525
3.875% Senior subordinated notes due 2028	397,250	411,075
3.375% Senior subordinated notes due 2031	340,500	352,350
4.250% Senior subordinated notes due 2033	510,750	—
Total senior subordinated notes	1,248,500	1,291,950
Less unamortized debt issuance costs	(17,934)	(6,284)
Long-term debt	$1,230,566	$1,285,666
Revolving Credit Agreement due 2030
On July 18, 2025, we refinanced our revolving credit facility (the Revolver) extending the maturity date to July 18, 2030 and increasing the borrowing capacity from $300.0 million to $400.0 million. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Belgium, Canada, Germany, the Netherlands, and United Kingdom. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% - 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $27.0 million, we are subject to a fixed charge coverage ratio covenant. As of June 28, 2026, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $369.6 million. On June 29, 2026, we borrowed $50.0 million on our Revolver at a current rate of 4.9%. See Note 14.

Senior Subordinated Notes
We had outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). In February 2026, we repurchased the 2027 Notes for cash consideration of €450.0 million ($535.9 million), and recognized a $1.3 million loss on debt extinguishment for the write-off of unamortized debt issuance costs.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of June 28, 2026 is $397.3 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2033 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of June 28, 2026 is $340.5 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2033 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
In January 2026, we completed an offering for €450.0 million ($537.3 million at issuance) aggregate principal amount of 4.250% senior subordinated notes due 2033 (the 2033 Notes). The carrying value of the 2033 Notes as of June 28, 2026 is $510.8 million. The 2033 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2031 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on February 1 and August 1 of each year, commencing August 1, 2026. We paid approximately $8.6 million of fees associated with the issuance of the 2033 Notes, which will be amortized over the life of the 2033 Notes using the effective interest method. We used the net proceeds from this offering, along with cash on hand, to fund the full redemption of the 2027 Notes - see further discussion above.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of June 28, 2026 was approximately $1,224.3 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,248.5 million as of June 28, 2026.
Note 9:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of June 28, 2026, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three and six months ended June 28, 2026, the transaction gain, net of tax, associated with the net investment hedge reported in other comprehensive income was $10.0 million and $17.4 million, respectively. For the three and six months ended June 29, 2025, the transaction loss, net of tax, associated with the net investment hedge reported in other comprehensive income was $48.1 million and $73.0 million, respectively.
Note 10:  Income Taxes
For the three and six months ended June 28, 2026, we recognized income tax expense of $16.7 million and $28.4 million representing effective tax rates of 19.6% and 19.2%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, which includes international tax changes, permanent extensions of most expiring Tax Cuts and Jobs Act provisions, and changes in the treatment of research and development and amortization expense deductions. We have included the impact of international tax changes effective from January 1, 2026 and continue to evaluate the impact of the act on our consolidated financial statements and disclosures.

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
Note 11:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Three Months Ended
Service cost	$804	$882	$7	$8
Interest cost	3,899	3,832	227	230
Expected return on plan assets	(4,022)	(3,974)	—	—
Amortization of prior service cost	80	39	—	—
Actuarial losses (gains)	355	321	(83)	(84)
Net periodic benefit cost	$1,116	$1,100	$151	$154

Six Months Ended
Service cost	$1,612	$1,644	$15	$15
Interest cost	7,808	7,600	455	453
Expected return on plan assets	(8,053)	(7,798)	—	—
Amortization of prior service cost	159	76	—	—
Actuarial losses (gains)	710	640	(167)	(166)
Net periodic benefit cost	$2,236	$2,162	$303	$302
Note 12:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands)
Net income	$68,536	$61,006	$119,563	$112,943
Foreign currency translation adjustments, net of tax	24,260	(40,107)	25,479	(77,467)
Adjustments to pension and postretirement liability, net of tax	271	211	541	421
Total comprehensive income	$93,067	$21,110	$145,583	$35,897
The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2025	$(91,808)	$(5,396)	$(97,204)
Other comprehensive income	25,479	—	25,479
Amounts reclassified from accumulated other comprehensive loss	—	541	541
Net current period other comprehensive income	25,479	541	26,020
Balance at June 28, 2026	$(66,329)	$(4,855)	$(71,184)

As of June 28, 2026 and December 31, 2025, there was tax of $19.4 million and $14.1 million, respectively, included in accumulated other comprehensive loss in the table above.
The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the six months ended June 28, 2026:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$543	(1)
Prior service cost	159	(1)
Total before tax	702
Tax benefit	(161)
Total net of tax	$541
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 11).
Note 13: Share Repurchase
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended June 28, 2026, we did not repurchase shares of our common stock. During the six months ended June 28, 2026, we repurchased 0.3 million shares of our common stock for an aggregate cost of $30.4 million at an average price per share of $117.05. During the three months ended June 29, 2025, we repurchased 0.2 million shares of our common stock for an aggregate cost of $15.5 million at an average price per share of $101.06. During the six months ended June 29, 2025, we repurchased 1.0 million shares of our common stock for an aggregate cost of $100.0 million at an average price per share of $103.76. As of June 28, 2026, we had $115.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.
Note 14: Subsequent Events
On July 1, 2026, we acquired certain entities that comprise Ruckus Networks (“RUCKUS”) for approximately $1.9 billion. To fund the purchase of RUCKUS, we entered into a Term Loan Credit Facility on July 1, 2026. The Term Loan Credit Facility bears interest either, at the Company’s election, at term SOFR plus 2.25% or a base rate plus 1.25% per annum. The Term Loan Credit Facility amortizes 0.25% per quarter and matures on July 1, 2033. RUCKUS, based in California, provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as indoor and outdoor Wi-Fi and long-term evolution access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics.
We are in the preliminary phase of the purchase accounting process, including obtaining third party valuations of certain tangible and intangible assets acquired. As such, the purchase accounting process is incomplete and we cannot provide the estimated fair value of the assets and liabilities acquired for this business combination. We expect; however, to record a significant amount of definite-lived intangible assets and goodwill related to this acquisition.
Also on June 29, 2026, we borrowed $50.0 million on our Revolver at a current rate of 4.9%. See Note 8.

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
•Execute a disciplined capital allocation strategy; and
•Realize annual Adjusted EPS growth of 10% to 12%.

Trends and Events
The following trends and events during 2026 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 43% of our consolidated revenues during the quarter ended June 28, 2026 were to customers outside of the U.S.
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
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade Court issued an additional ruling stating importers that paid tariffs under IEEPA are due refunds. Based on a loss recovery model, we evaluated the probability of collecting tariff refunds and during the three months ended June 28, 2026, recorded as a reduction to cost of sales tariff refunds of $13.6 million that related to IEEPA tariffs incurred on certain 2025 transactions. We also recorded tariff refunds of $7.9 million, net of estimated customer refunds, that related to IEEPA tariffs incurred on certain 2026 transactions such that the net impact of IEEPA tariffs on these transactions in 2026 is zero. Our results have also been impacted by new tariffs enacted during 2026, such as those implemented under Section 122 of the Trade Act of 1974.
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
Acquisition and Term Loan Credit Facility
On July 1, 2026, we acquired certain entities that comprise RUCKUS for approximately $1.9 billion. To fund the purchase of RUCKUS, we entered into a Term Loan Credit Facility on July 1, 2026. The Term Loan Credit Facility bears interest either, at the Company’s election, at term SOFR plus 2.25% or a base rate plus 1.25% per annum. The Term Loan Credit Facility amortizes 0.25% per quarter and matures on July 1, 2033. RUCKUS, based in California, provides wireless networks for enterprises and service providers. We are in the preliminary phase of the purchase accounting process, including obtaining third party valuations of certain tangible and intangible assets acquired. As such, we cannot provide the estimated fair value of the assets and liabilities acquired for this business combination at this time. See Note 14.
Senior Subordinated Notes Issuance and Redemption
During the six months ended June 28, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes due 2033 (the 2033 Notes), which are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028, and interest is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2026. With the proceeds from this offering, we repurchased the 2027 Notes for cash consideration of €450.0 million ($535.9 million), and recognized a $1.3 million loss on debt extinguishment for the write-off of unamortized debt issuance costs. See Note 8.

Share Repurchase Program
During the six months ended June 28, 2026, we repurchased 0.3 million shares of our common stock for an aggregate cost of $30.4 million at an average price per share of $117.05. See Note 13.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended June 28, 2026:
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
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2026	June 29, 2025		June 28, 2026	June 29, 2025

	(In thousands, except percentages)
Revenues	$750,157	$671,992	11.6%	$1,446,532	$1,296,853	11.5%
Gross profit	293,624	258,568	13.6%	551,712	504,408	9.4%
Selling, general and administrative expenses	(147,827)	(131,922)	12.1%	(286,479)	(263,444)	8.7%
Research and development expenses	(31,714)	(33,940)	(6.6)%	(61,803)	(62,357)	(0.9)%
Amortization of intangibles	(14,823)	(13,470)	10.0%	(26,211)	(26,745)	(2.0)%
Operating income	99,260	79,236	25.3%	177,219	151,862	16.7%
Interest expense, net	(13,599)	(12,200)	11.5%	(27,058)	(22,304)	21.3%
Non-operating pension cost	(456)	(364)	25.3%	(912)	(805)	13.3%
Loss on debt extinguishment	—	—	n/a	(1,273)	—	n/a
Income before taxes	85,205	66,672	27.8%	147,976	128,753	14.9%
Revenues increased $78.2 million and $149.7 million in the three and six months ended June 28, 2026 from the comparable periods of 2025 due to the following factors:
•Higher sales volume and favorable pricing contributed $51.9 million and $94.3 million in revenues, respectively.
•Copper pass-through pricing had a $23.0 million and $38.4 million favorable impact on revenues, respectively.
•Currency translation had a $3.3 million and $17.0 million favorable impact on revenues, respectively.

Gross profit increased $35.1 million and $47.3 million in the three and six months ended June 28, 2026, respectively, from the comparable periods of 2025 primarily due to the increases in revenues and tariff refunds recorded as discussed above.

Selling, general and administrative expenses increased $15.9 million and $23.0 million in the three and six months ended June 28, 2026, respectively, from the comparable periods of 2025 primarily due to higher selling expenses consistent with the increase in revenues, currency translation, and strategic investments.
Research and development expenses remained relatively flat decreasing only $2.2 million and $0.6 million in the three and six months ended June 28, 2026, respectively, from the comparable periods of 2025.
Amortization of intangibles remained relatively flat increasing $1.4 million and decreasing $0.5 million in the three and six months ended June 28, 2026, respectively, from the comparable periods of 2025.

Operating income increased $20.0 million and $25.4 million in the three and six months ended June 28, 2026, respectively, from the comparable periods of 2025 primarily due to the increase in revenues and gross profit, partially offset by the increase in selling, general and administrative expenses discussed above.
Net interest expense increased $1.4 million and $4.8 million in the three and six months ended June 28, 2026, respectively, due to the debt refinancing in 2026 and currency translation. During the six months ended June 28, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes (the 2033 Notes) and repurchased the 3.375% Senior Subordinated Notes (the 2027 Notes) for cash consideration of €450.0 million. See Note 8.
We incurred a loss on debt extinguishment of $1.3 million in the six months ended June 28, 2026 due to the write-off of unamortized debt issuance costs associated with the 2027 Notes repurchased for cash consideration of €450.0 million ($535.9 million) during the quarter. See Note 8.
Income before taxes increased $18.5 million and $19.2 million in the three and six months ended June 28, 2026, respectively, from the comparable periods of 2025 primarily due to the changes in operating income and interest expense discussed above.
Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2026	June 29, 2025		June 28, 2026	June 29, 2025

	(In thousands, except percentages)
Income before taxes	$85,205	$66,672	27.8%	$147,976	$128,753	14.9%
Income tax expense	16,669	5,666	194.2%	28,413	15,810	79.7%
Effective tax rate	19.6%	8.5%		19.2%	12.3%
For the three and six months ended June 28, 2026, we recognized income tax expense of $16.7 million and $28.4 million, representing effective tax rates of 19.6% and 19.2%, respectively. The effective tax rates were primarily impacted by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. On July 4, 2025, the OBBBA was enacted, which includes international tax changes, permanent extensions of most expiring Tax Cuts and Jobs Act provisions, and changes in the treatment of research and development and amortization expense deductions. We have included the impact of international tax changes effective from January 1, 2026 and continue to evaluate the impact of the act on our consolidated financial statements and disclosures.
For the three and six months ended June 29, 2025, we recognized income tax expense of $5.7 million and $15.8 million, respectively, representing effective tax rates of 8.5% and 12.3%, respectively. The effective tax rates were primarily impacted by the release of an uncertain tax position reserve related to certain foreign tax credits and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. See Note 10.

Consolidated Adjusted EBITDA

	Three Months Ended			% Change	Six Months Ended		% Change
	June 28, 2026		June 29, 2025		June 28, 2026	June 29, 2025

	(In thousands, except percentages)
Revenues	$750,157	—	$671,992	11.6%	$1,446,532	$1,296,853	11.5%
Adjusted EBITDA	145,911		114,064	27.9%	263,967	218,029	21.1%
as a percent of revenues	19.5%		17.0%		18.2%	16.8%

Adjusted EBITDA increased $31.8 million and $45.9 million in the three and six months ended June 28, 2026, respectively, from the comparable periods of 2025 primarily due to the increase in revenues and tariff refunds recorded as discussed above, partially offset by an increase in operating expenses. Accordingly, Adjusted EBITDA margins expanded 250 and 140 basis points, respectively.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(In thousands, except percentages)
Revenues	$750,157	$671,992	$1,446,532	$1,296,853

GAAP net income	$68,536	$61,006	$119,563	$112,943
Depreciation expense	17,771	15,654	35,467	29,550
Amortization of intangible assets	14,823	13,470	26,211	26,745
Income tax expense	16,669	5,666	28,413	15,810
Interest expense, net	13,599	12,200	27,058	22,304
Severance, restructuring, and acquisition integration costs (1)	7,194	2,839	16,246	4,537
Loss on debt extinguishment	—	—	1,273	—
Amortization of software development intangible assets	3,501	2,943	6,873	5,556
Adjustments related to acquisitions and divestitures (2)	3,818	286	2,863	584
Adjusted EBITDA	$145,911	$114,064	$263,967	$218,029

GAAP net income margin	9.1%	9.1%	8.3%	8.7%
Adjusted EBITDA margin	19.5%	17.0%	18.2%	16.8%
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) Includes fair value adjustments of acquired assets and costs associated with a former subsidiary that was previously divested.

Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2026 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing in the event we complete a significant acquisition similar to funding the RUCKUS acquisition with a Term Loan Credit Facility. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing. The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	June 28, 2026	June 29, 2025

	(In thousands)
Net cash provided by (used for):
Operating activities	$110,558	$89,470
Investing activities	(85,046)	(49,320)
Financing activities	(63,708)	(116,208)
Effects of currency exchange rate changes on cash and cash equivalents	(3,036)	7,242
Decrease in cash and cash equivalents	(41,232)	(68,816)
Cash and cash equivalents, beginning of period	389,887	370,302
Cash and cash equivalents, end of period	$348,655	$301,486

Net cash provided by operating activities was $110.6 million in the six months ended June 28, 2026 compared to $89.5 million in the year ago period. Operating cash flows increased $21.1 million compared to the year ago period due to an increase in earnings and net favorable changes in operating assets and liabilities.

Net cash used for investing activities totaled $85.0 million in the six months ended June 28, 2026 compared to $49.3 million in the year ago period. Investing activities for the six months ended June 28, 2026 included capital expenditures of $85.1 million. Investing activities for the six months ended June 29, 2025 included capital expenditures of $57.4 million, partially offset by cash from business acquisitions and asset sales of $7.9 million and $0.1 million, respectively.
Net cash used for financing activities totaled $63.7 million for the six months ended June 28, 2026 compared to $116.2 million in the year ago period. Financing activities for the six months ended June 28, 2026 included $535.9 million of payments under borrowing arrangements, $31.8 million of payments under our share repurchase program, $18.5 million of payments related to share based compensation activities, $14.6 million of debt issuance cost payments, $3.9 million of cash dividend payments, and $1.0 million of financing lease payments, partially offset by $537.3 million and $4.7 million of borrowings under credit arrangements and proceeds from the issuance of common stock under our Employee Stock Purchase Plan, respectively. Financing activities for the six months ended June 29, 2025 included payments of $100.9 million under our share repurchase program, including excise tax; payments on our revolving credit facility of $50.0 million; payments related to share based compensation activities of $14.2 million; cash dividend payments of $4.0 million; and financing lease payments of $0.9 million; partially offset by borrowings on our revolving credit facility and proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $50.0 million and $3.8 million, respectively.
Our cash and cash equivalents balance was $348.7 million as of June 28, 2026. Of the total cash balance, $206.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of June 28, 2026 consisted of $1,248.5 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 28, 2026.

	Principal Amount by Expected Maturity			Fair
	2026	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$397,250	$397,250	$397,127
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$340,500	$340,500	$326,999
Average interest rate		3.375%
€450.0 million fixed-rate senior subordinated notes due 2033	$—	$510,750	$510,750	$500,198
Average interest rate		4.250%
Total			$1,248,500	$1,224,324
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

Item 5:      Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule
10b5-1 trading arrangement during the three months ended June 28, 2026.

Item 6:        Exhibits
Exhibits

Exhibit 4.1	Second Supplemental Indenture relating to Senior Subordinated Notes due 2028

Exhibit 4.2	Second Supplemental Indenture relating to Senior Subordinated Notes due 2031

Exhibit 4.3	First Supplemental Indenture relating to Senior Subordinated Notes due 2033

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.SCH	Schema Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.DEF	Definition Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	July 30, 2026	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	July 30, 2026	By:	/s/ Jeremy Parks

Jeremy Parks
Executive Vice President and Chief Financial Officer

Date:	July 30, 2026	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer