Form 10-Q
period 2026-09-27
BELDEN INC.
filed 2026-10-29
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
or
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
As of October 22, 2026, the Registrant had 39,100,023 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2026	December 31, 2025

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$380,706	$389,887
Receivables, net	684,350	462,845
Inventories, net	555,071	402,345
Other current assets	113,375	94,303
Total current assets	1,733,502	1,349,380
Property, plant and equipment, less accumulated depreciation	609,076	566,020
Operating lease right-of-use assets	132,012	113,033
Goodwill	2,030,937	1,036,821
Intangible assets, less accumulated amortization	1,378,494	399,799
Deferred income taxes	16,651	14,512
Other long-lived assets	66,543	64,056
	$5,967,215	$3,543,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,844	$361,432
Accrued liabilities	533,972	336,067
Current maturities of long-term debt	18,500	—
Total current liabilities	951,316	697,499
Long-term debt	3,031,910	1,285,666
Postretirement benefits	57,779	63,598
Deferred income taxes	274,261	98,060
Long-term operating lease liabilities	113,690	94,372
Other long-term liabilities	146,267	40,002
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	887,034	867,457
Retained earnings	1,507,882	1,405,572
Accumulated other comprehensive loss	(72,833)	(97,204)
Treasury stock	(930,594)	(911,904)
Total stockholders’ equity	1,391,992	1,264,424
	$5,967,215	$3,543,621
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands, except per share data)
Revenues	$965,954	$698,221	$2,412,486	$1,995,074
Cost of sales	(627,204)	(435,023)	(1,522,024)	(1,227,468)
Gross profit	338,750	263,198	890,462	767,606
Selling, general and administrative expenses	(211,959)	(139,415)	(498,438)	(402,859)
Research and development expenses	(55,220)	(33,859)	(117,023)	(96,216)
Amortization of intangibles	(54,807)	(13,636)	(81,018)	(40,381)
Operating income	16,764	76,288	193,983	228,150
Interest expense, net	(41,802)	(11,562)	(68,860)	(33,866)
Non-operating pension cost	(496)	(398)	(1,408)	(1,203)
Loss on debt extinguishment	—	(76)	(1,273)	(76)
Income (loss) before taxes	(25,534)	64,252	122,442	193,005
Income tax benefit (expense)	14,183	(7,562)	(14,230)	(23,372)
Net income (loss)	$(11,351)	$56,690	$108,212	$169,633

Weighted average number of common shares and equivalents:
Basic	39,080	39,516	38,952	39,728
Diluted	39,080	40,137	39,374	40,324

Basic income (loss) per share	$(0.29)	$1.43	$2.78	$4.27

Diluted income (loss) per share	$(0.29)	$1.41	$2.75	$4.21

Comprehensive income (loss)	$(13,000)	$48,064	$132,583	$83,961

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 27, 2026	September 28, 2025

	(In thousands)
Cash flows from operating activities:
Net income	$108,212	$169,633
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	146,940	95,414
Share-based compensation	29,281	22,613
Loss on debt extinguishment	1,273	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	(79,039)	(36,689)
Inventories	(1,508)	(40,334)
Accounts payable	17,395	(15,128)
Accrued liabilities	28,197	(7,357)
Income taxes	(19,910)	(1,492)
Other assets	(4,634)	(3,796)
Other liabilities	13,993	11,612
Net cash provided by operating activities	240,200	194,476
Cash flows from investing activities:
Cash from (used for) business acquisitions	(1,869,631)	7,744
Capital expenditures	(132,863)	(97,034)
Proceeds from disposal of tangible assets	107	168
Net cash used for investing activities	(2,002,387)	(89,122)
Cash flows from financing activities:
Borrowings under credit arrangements	2,432,630	50,000
Proceeds from issuance of common stock	13,613	11,628
Payments under financing lease obligations	(1,508)	(1,341)
Cash dividends paid	(5,870)	(6,000)
Withholding tax payments for share-based payment awards	(18,786)	(20,514)
Payments under share repurchase program, including excise tax	(31,806)	(150,967)
Debt issuance costs paid	(47,545)	(3,178)
Payments under borrowing arrangements	(585,860)	(50,000)
Net cash provided by (used for) financing activities	1,754,868	(170,372)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,862)	8,973
Decrease in cash and cash equivalents	(9,181)	(56,045)
Cash and cash equivalents, beginning of period	389,887	370,302
Cash and cash equivalents, end of period	$380,706	$314,257
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2025	50,335	$503	$867,457	$1,405,572	(11,388)	$(911,904)	$(97,204)	$1,264,424
Net income	—	—	—	51,027	—	—	—	51,027
Other comprehensive income, net of tax	—	—	—	—	—	—	1,489	1,489
Common stock issuance	—	—	2,999	—	47	1,697	—	4,696
Retirement Savings Plan stock contributions	—	—	1,235	—	18	1,010	—	2,245
Exercise of stock options, net of tax withholding forfeitures	—	—	(414)	—	5	91	—	(323)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(17,718)	—	179	341	—	(17,377)
Share repurchase including excise tax	—	—	—	—	(260)	(30,381)	—	(30,381)
Share-based compensation	—	—	9,161	—	—	—	—	9,161
Common stock dividends ($0.05 per share)	—	—	—	(1,960)	—	—	—	(1,960)
Balance at March 29, 2026	50,335	$503	$862,720	$1,454,639	(11,399)	$(939,146)	$(95,715)	$1,283,001
Net income	—	—	—	68,536	—	—	—	68,536
Other comprehensive income, net of tax	—	—	—	—	—	—	24,531	24,531
Retirement Savings Plan stock contributions	—	—	1,098	—	19	1,145	—	2,243
Exercise of stock options, net of tax withholding forfeitures	—	—	(28)	—	—	9	—	(19)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,649)	—	21	836	—	(813)
Share-based compensation	—	—	9,042	—	—	—	—	9,042
Common stock dividends ($0.05 per share)	—	—	—	(1,967)	—	—	—	(1,967)
Balance at June 28, 2026	50,335	$503	$871,183	$1,521,208	(11,359)	$(937,156)	$(71,184)	$1,384,554
Net loss	—	—	—	(11,351)	—	—	—	(11,351)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,649)	(1,649)
Common stock issuance	—	—	3,729	—	90	5,187	—	8,916
Retirement Savings Plan stock contributions	—	—	1,344	—	23	1,328	—	2,672
Exercise of stock options, net of tax withholding forfeitures	—	—	(226)	—	3	20	—	(206)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(74)	—	1	27	—	(47)
Share-based compensation	—	—	11,078	—	—	—	—	11,078
Common stock dividends ($0.05 per share)	—	—	—	(1,975)	—	—	—	(1,975)
Balance at September 27, 2026	50,335	$503	$887,034	$1,507,882	(11,242)	$(930,594)	$(72,833)	$1,391,992

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
	(In thousands)
Balance at December 31, 2024	50,335	$503	$839,755	$1,176,036	(10,124)	$(718,026)	$(3,532)	$1,294,736
Net income	—	—	—	51,937	—	—	—	51,937
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37,150)	(37,150)
Common stock issuance	—	—	2,083	—	48	1,735	—	3,818
Retirement Savings Plan stock contributions	—	—	1,454	—	20	705	—	2,159
Exercise of stock options, net of tax withholding forfeitures	—	—	(445)	—	6	(198)	—	(643)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(10,058)	—	162	(2,970)	—	(13,028)
Share repurchase including excise tax	—	—	—	—	(810)	(85,074)	—	(85,074)
Share-based compensation	—	—	7,776	—	—	—	—	7,776
Common stock dividends ($0.05 per share)	—	—	—	(2,024)	—	—	—	(2,024)
Balance at March 30, 2025	50,335	$503	$840,565	$1,225,949	(10,698)	$(803,828)	$(40,682)	$1,222,507
Net income	—	—	—	61,006	—	—	—	61,006
Other comprehensive loss, net of tax	—	—	—	—	—	—	(39,896)	(39,896)
Retirement Savings Plan stock contributions	—	—	1,391	—	21	737	—	2,128
Exercise of stock options, net of tax withholding forfeitures	—	—	(272)	—	5	(1)	—	(273)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(779)	—	20	566	—	(213)
Share repurchase including excise tax	—	—	—	—	(153)	(15,616)	—	(15,616)
Share-based compensation	—	—	6,827	—	—	—	—	6,827
Common stock dividends ($0.05 per share)	—	—	—	(1,995)	—	—	—	(1,995)
Balance at June 29, 2025	50,335	$503	$847,732	$1,284,960	(10,805)	$(818,142)	$(80,578)	$1,234,475
Net income	—	—	—	56,690	—	—	—	56,690
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,626)	(8,626)
Common stock issuance	—	—	4,905	—	81	2,904	—	7,809
Retirement Savings Plan stock contributions	—	—	1,716	—	20	711	—	2,427
Exercise of stock options, net of tax withholding forfeitures	—	—	(449)	—	8	(181)	—	(630)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(3,235)	—	44	(2,492)	—	(5,727)
Share repurchase including excise tax	—	—	—	—	(387)	(50,317)	—	(50,317)
Share-based compensation	—	—	8,010	—	—	—	—	8,010
Common stock dividends ($0.05 per share)	—	—	—	(1,984)	—	—	—	(1,984)
Balance at September 28, 2025	50,335	$503	$858,679	$1,339,666	(11,039)	$(867,517)	$(89,204)	$1,242,127

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

Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2026, the 88th day of our fiscal year 2026. Our fiscal second and third quarters each have 91 days. The nine months ended September 27, 2026 and September 28, 2025 included 270 and 271 days, respectively.
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
As of and during the three and nine months ended September 27, 2026 and September 28, 2025, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three or nine months ended September 27, 2026 and September 28, 2025.

Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of September 27, 2026, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. Historically, these lawsuits have primarily involved claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow. As of September 27, 2026, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $17.6 million, $16.8 million, and $6.8 million, respectively.
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

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Automation	$444,343	$381,308	$1,268,118	$1,098,092
Broadband	169,651	166,695	481,968	468,727
Smart Buildings	184,161	150,218	494,601	428,255
Wireless	167,799	—	167,799	—
Total Revenues	$965,954	$698,221	$2,412,486	$1,995,074
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Americas	$641,355	$468,388	$1,604,739	$1,345,230
EMEA	188,083	142,707	485,850	403,716
APAC	136,516	87,126	321,897	246,128
Total Revenues	$965,954	$698,221	$2,412,486	$1,995,074
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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. For example, our estimate of price adjustments is based on our historical price adjustments as a percentage of revenues and the average time between the original sale and the issuance of the price adjustment. We adjust our estimate of revenue for variable consideration at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. We adjust other current assets and cost of sales for the estimated level of returns. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended September 27, 2026 and September 28, 2025.

The following table presents estimated and accrued variable consideration:

	September 27, 2026	December 31, 2025

	(in thousands)
Accrued rebates included in accrued liabilities	$90,190	$76,789
Accrued returns included in accrued liabilities	35,229	11,892
Price adjustments recognized against gross accounts receivable	131,299	33,258
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future performance obligation. Deferred revenue balances typically result from advance payments recognized from customers for product contracts or from billings in excess of revenue recognized on service arrangements. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. Our contract terms for support, maintenance, and professional services typically require payment within one year or less of when the services will be provided. As of September 27, 2026, total deferred revenue was $250.6 million, and of this amount, $135.7 million is expected to be recognized within the next twelve months, and the remaining $114.9 million is long-term and is expected to be recognized over a period greater than twelve months. During the nine months ended September 27, 2026, we recognized $24.4 million of revenue that was included in deferred revenue as of December 31, 2025. The following table presents deferred revenue activity during the three and nine months ended September 27, 2026 and September 28, 2025, respectively:

	2026	2025

	(In thousands)
Beginning balance at January 1	$49,728	$40,128
New deferrals	19,030	13,735
Revenue recognized	(27,267)	(10,420)
Balance at the end of Q1	$41,491	$43,443
New deferrals	16,889	16,225
Revenue recognized	(15,787)	(14,062)
Balance at the end of Q2	$42,593	$45,606
Acquisitions	201,675	—
New deferrals	57,818	17,812
Revenue recognized	(51,479)	(17,388)
Balance at the end of Q3	$250,607	$46,030
Service-type warranties represent $13.9 million of the deferred revenue balance at September 27, 2026, and of this amount $8.9 million is expected to be recognized in the next twelve months, and the remaining $5.0 million is long-term and will be recognized over a period greater than twelve months. As of September 27, 2026 and December 31, 2025, we did not have any material contract assets recorded in the Condensed Consolidated Balance Sheets.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Capitalized sales commissions as of September 27, 2026 and December 31, 2025 were not material. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Sales commissions	$16,647	$7,442	$30,553	$20,795

Note 3: Acquisitions
On July 1, 2026, we acquired certain entities that comprise Ruckus Networks (“Ruckus”) for $1,869.6 million, net of cash acquired, and accounted for it as a business combination. Ruckus, based in California, provides wireless networks for enterprises and service providers. Product offerings include indoor cellular solutions such as indoor and outdoor Wi-Fi and long-term evolution access points, access and aggregation switches; an Internet of Things suite, on-premises and cloud-based control and management systems; and software and software-as-a-service applications addressing security, location, reporting and analytics. The results of operations of Ruckus have been included in our results of operations from the acquisition date. To fund the purchase of Ruckus, we entered into a Term Loan Credit Facility on July 1, 2026. See Note 9.
The following table summarizes the estimated, preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Receivables	$146,457
Inventory	153,555
Other current assets	14,563
Property, plant and equipment	18,452
Intangible assets	1,040,000
Goodwill	1,000,819
Operating lease right-of-use assets	26,699
Other long-lived assets	4,299
Total assets acquired	$2,404,844

Accounts payable	$34,479
Accrued liabilities	191,683
Deferred income taxes	175,882
Long-term operating lease liabilities	22,495
Other long-term liabilities	110,673
Total liabilities assumed	$535,212

Net assets	$1,869,632
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, inventory, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. As of the date of this filing, a preliminary fair value for in process R&D has not been determined. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.
The preliminary fair value of acquired receivables is $146.5 million, which is equivalent to its gross contractual amount. The preliminary fair value of inventory was determined using the comparative sales method, which reduces the estimated selling price by the costs to sell and profit attributable to the remaining selling activities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
For purposes of the above allocation, we based our preliminary estimate of the fair values for intangible assets on valuation studies performed by a third party valuation firm. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation). Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. For tax purposes, the acquisition of the Ruckus entities is considered a nontaxable business combination, resulting in the recognition of deferred taxes based upon the fair market value of the book basis of net assets compared to carryover tax basis, exclusive of goodwill. Based on the nature of the transaction, our tax basis in the acquired goodwill is zero.

The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$800,000	5.0
Customer relationships	160,000	15.0
Trademarks	80,000	20.0
Total intangible assets subject to amortization	$1,040,000

Intangible assets not subject to amortization:
Goodwill	$1,000,819	n/a
Total intangible assets not subject to amortization	$1,000,819

Total intangible assets	$2,040,819
Weighted average amortization period		7.7
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

Our consolidated revenues and consolidated income (loss) before taxes for the three and nine months ended September 27, 2026 included $167.8 million of revenues and a $63.1 million loss before taxes from Ruckus. The loss before taxes for Ruckus for the three and nine months ended September 27, 2026 included $56.3 million of non-cash cost of sales arising from the adjustment of inventory to fair value and $43.7 million of amortization of intangible assets.
The following table illustrates the unaudited pro forma effect on operating results as if the Ruckus acquisition had been completed as of January 1, 2025.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands, except per share data)
	(Unaudited)
Revenues	$965,954	$876,734	$2,763,529	$2,514,730
Net income	39,339	24,486	93,152	25,809
Diluted income per share	$1.00	$0.61	$2.37	$0.64

For purposes of the pro forma disclosures, the three months ended September 28, 2025 includes nonrecurring expenses directly attributable to the business combination of $2.7 million for integration costs and the nine months ended September 28, 2025 includes $75.0 million and $25.7 million for inventory fair value adjustments and integration costs, respectively.
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

Note 4: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Numerator:
Net income (loss)	$(11,351)	$56,690	$108,212	$169,633
Denominator:
Weighted average shares outstanding, basic	39,080	39,516	38,952	39,728
Effect of dilutive common stock equivalents	—	621	422	596
Weighted average shares outstanding, diluted	39,080	40,137	39,374	40,324
For the three and nine months ended September 27, 2026, diluted weighted average shares outstanding did not include outstanding equity awards of 0.5 million and 0.1 million, respectively, because they were anti-dilutive. For the three and nine months ended September 28, 2025, diluted weighted average shares outstanding did not include outstanding equity awards of 0.1 million and 0.1 million, respectively, because they were anti-dilutive.
In addition, for the three months ended September 27, 2026 and September 28, 2025, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.2 million because the related performance conditions have not been satisfied. For both the nine months ended September 27, 2026 and September 28, 2025, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied.
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

The following table presents the activity in the trade receivables allowance for doubtful accounts for the three and nine months ended September 27, 2026 and September 28, 2025, respectively:

	2026	2025

	(In thousands)
Beginning balance at January 1	$24,500	$25,257
Current period provision	838	72
Fx impact	91	143
Recoveries collected	(40)	(146)
Write-offs	(8,416)	(674)
Q1 ending balance	$16,973	$24,652
Current period provision	1,018	373
Fx impact	(87)	219
Recoveries collected	(58)	(19)
Write-offs	—	(106)
Q2 ending balance	$17,846	$25,119
Current period provision	903	283
Fx impact	20	12
Recoveries collected	(40)	(32)
Write-offs	(1)	(708)
Q3 ending balance	$18,728	$24,674
Write-offs were primarily due to deterioration of certain customers' financial condition such that we determined the previously reserved balances to be uncollectible.
Note 6:  Inventories
The following table presents the major classes of inventories as of September 27, 2026 and December 31, 2025, respectively:

	September 27, 2026	December 31, 2025

	(In thousands)
Raw materials	$251,461	$238,417
Work-in-process	57,755	46,721
Finished goods	323,948	191,302
Gross inventories	633,164	476,440
Excess and obsolete reserves	(78,093)	(74,095)
Net inventories	$555,071	$402,345
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

Our lease agreements do not contain material residual value guarantees. Our variable lease expense was approximately $1.0 million and $0.8 million for the three months ended September 27, 2026 and September 28, 2025, respectively, and $2.4 million and $2.4 million for the nine months ended September 27, 2026 and September 28, 2025, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Operating lease cost	$8,591	$7,195	$22,954	$21,365

Finance lease cost
Amortization of right-of-use asset	$444	$417	$1,292	$1,320
Interest on lease liabilities	262	142	501	346
Total finance lease cost	$706	$559	$1,793	$1,666

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,345	$5,310	$17,341	$15,740

Operating cash flows from finance leases were not material during the three and nine months ended September 27, 2026 and September 28, 2025.
Supplemental balance sheet information related to leases was as follows:

	September 27, 2026	December 31, 2025

	(In thousands)
Operating leases:
Total operating lease right-of-use assets	$132,012	$113,033

Accrued liabilities	$20,037	$20,159
Long-term operating lease liabilities	113,690	94,372
Total operating lease liabilities	$133,727	$114,531

	September 27, 2026	December 31, 2025

	(In thousands)
Finance leases:
Other long-lived assets, at cost	$13,393	$13,565
Accumulated depreciation	(4,984)	(4,014)
Other long-lived assets, net	$8,409	$9,551

Accrued liabilities	$2,103	$1,987
Other long-term liabilities	6,422	7,914
Total finance lease liabilities	$8,525	$9,901

	September 27, 2026	December 31, 2025

Weighted Average Remaining Lease Term
Operating leases	9 years	10 years
Finance leases	5 years	5 years

Weighted Average Discount Rate
Operating leases	6.0%	6.1%
Finance leases	4.8%	4.9%

In addition, we guaranteed the lease payments for certain property leases of a former subsidiary that were retained by Belden and not transferred to the buyer of the former subsidiary. During the nine months ended September 27, 2026, we signed an agreement to terminate one of our guarantees for GBP 7.2 million ($9.7 million) paid over three separate installments, the first of which for GBP 2.4 million ($3.2 million) was paid during 2026. As of September 27, 2026 and December 31, 2025, we had a liability for all lease guarantees of $9.0 million and $10.7 million, respectively. The liability is based on certain assumptions that we continually reassess on an ongoing basis. We will update the estimated liability balance for changes in assumptions as needed.
Note 8:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $19.2 million and $16.9 million in the three months ended September 27, 2026 and September 28, 2025, respectively. We recognized depreciation expense of $54.6 million and $46.4 million in the nine months ended September 27, 2026 and September 28, 2025, respectively. We recognized amortization expense of $58.7 million and $16.7 million in the three months ended September 27, 2026 and September 28, 2025, respectively. We recognized amortization expense of $91.8 million and $49.0 million in the nine months ended September 27, 2026 and September 28, 2025, respectively.

Note 9:  Debt and Other Borrowing Arrangements
The carrying values of our long and short-term debt were as follows:

	September 27, 2026	December 31, 2025

	(In thousands)
Revolving credit agreement due 2030	$—	$—

Senior subordinated notes:
3.375% Senior subordinated notes due 2027	—	528,525
3.875% Senior subordinated notes due 2028	398,930	411,075
3.375% Senior subordinated notes due 2031	341,940	352,350
4.250% Senior subordinated notes due 2033	512,910	—
Total senior subordinated notes	1,253,780	1,291,950

Term loan credit facility due 2033:
Current maturities of term loan credit facility	18,500	—
Noncurrent maturities of term loan credit facility	1,831,500	—
Total term loan credit facility	1,850,000	—

Less unamortized debt issuance costs and debt discount	(53,370)	(6,284)
Total debt	3,050,410	1,285,666
Less: Current maturities of long-term debt	(18,500)	—
Long-term debt	$3,031,910	$1,285,666
Revolving Credit Agreement due 2030
On July 18, 2025, we refinanced our revolving credit facility (the Revolver) extending the maturity date to July 18, 2030 and increasing the borrowing capacity from $300.0 million to $400.0 million. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the United States, Belgium, Canada, Germany, the Netherlands, and United Kingdom. Interest on outstanding borrowings is variable, based upon SOFR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. Outstanding borrowings in the U.S. and Canada may also, at our election, be priced on a base rate plus a spread that ranges from 0.25% - 0.75%, depending on our leverage position. We pay a commitment fee on the total commitments of 0.25%. In the event that we borrow more than 90% of our combined borrowing base or our borrowing base availability is less than $27.0 million, we are subject to a fixed charge coverage ratio covenant. On June 29, 2026, we borrowed $50.0 million on our Revolver at a current rate of 4.9%, and on September 25, 2026, repaid the full $50.0 million draw and recognized $0.2 million of interest during the quarter ended September 27, 2026. As of September 27, 2026, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $373.5 million.
Senior Subordinated Notes
We had outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). In February 2026, we repurchased the 2027 Notes for cash consideration of €450.0 million ($535.9 million), and recognized a $1.3 million loss on debt extinguishment for the write-off of unamortized debt issuance costs.
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of September 27, 2026 is $398.9 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2033 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 3.375% senior subordinated notes due 2031 (the 2031 Notes). The carrying value of the 2031 Notes as of September 27, 2026 is $341.9 million. The 2031 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2031 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2033 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

In January 2026, we completed an offering for €450.0 million ($537.3 million at issuance) aggregate principal amount of 4.250% senior subordinated notes due 2033 (the 2033 Notes). The carrying value of the 2033 Notes as of September 27, 2026 is $512.9 million. The 2033 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes rank equal in right of payment with our senior subordinated notes due 2028 and 2031 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on February 1 and August 1 of each year. We paid approximately $8.6 million of fees associated with the issuance of the 2033 Notes, which will be amortized over the life of the 2033 Notes using the effective interest method. We used the net proceeds from this offering, along with cash on hand, to fund the full redemption of the 2027 Notes - see further discussion above.
Term Loan Credit Facility due 2033
On July 1, 2026, we entered into a Term Loan Credit Facility (Term Loan B) with a principal amount of $1,850.0 million to fund the purchase of Ruckus. Term Loan B was issued with a discount of $4.6 million and bears interest either, at the Company’s election, at term SOFR plus 2.25% or a base rate plus 1.25% per annum. Term Loan B amortizes 0.25% per quarter and matures on July 1, 2033. The fair value of Term Loan B approximates the carrying value. We paid approximately $38.8 million of fees associated with the issuance of Term Loan B, which will be amortized using the effective interest method over its life.
Fair Value of Long-Term Debt
The fair value of our long-term debt as of September 27, 2026 was approximately $3,056.3 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our long-term debt with a carrying value of $3,103.8 million as of September 27, 2026.
Note 10:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of September 27, 2026, €567.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate.
The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three and nine months ended September 27, 2026, the transaction gain (loss), net of tax, associated with the net investment hedge reported in other comprehensive income was $(2.0) million and $15.4 million, respectively. For the three and nine months ended September 28, 2025, the transaction gain (loss), net of tax, associated with the net investment hedge reported in other comprehensive income was $(6.5) million and $(79.5) million, respectively.
Note 11:  Income Taxes
For the three and nine months ended September 27, 2026, we recognized an income tax benefit (expense) of $14.2 million and $(14.2) million representing effective tax rates of 55.5% and 11.6%, respectively. The effective tax rates were primarily impacted by the loss before taxes for the three months ended September 27, 2026 and the effect of our foreign operations, including statutory tax rate differences and foreign tax credits.
As described in Note 3, during the three months ended September 27, 2026, we completed the nontaxable business combination of Ruckus. In connection with the transaction, we recognized $175.0 million in deferred tax liabilities related to certain fair market value adjustments to the preliminary values of assets acquired and liabilities assumed.
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
For the three and nine months ended September 28, 2025, we recognized income tax expense of $(7.6) million and $(23.4) million, respectively, representing effective tax rates of 11.8% and 12.1%, respectively. The effective tax rates were primarily impacted by the release of an uncertain tax position reserve related to certain foreign tax credits and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits.

Note 12:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Three Months Ended
Service cost	$758	$870	$8	$8
Interest cost	3,943	3,901	224	231
Expected return on plan assets	(4,023)	(4,012)	—	—
Amortization of prior service cost	80	40	—	—
Actuarial losses (gains)	355	322	(83)	(84)
Net periodic benefit cost	$1,113	$1,121	$149	$155

Nine Months Ended
Service cost	$2,370	$2,514	$23	$23
Interest cost	11,751	11,501	679	684
Expected return on plan assets	(12,076)	(11,810)	—	—
Amortization of prior service cost	239	116	—	—
Actuarial losses (gains)	1,065	962	(250)	(250)
Net periodic benefit cost	$3,349	$3,283	$452	$457
Note 13:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands)
Net income (loss)	$(11,351)	$56,690	$108,212	$169,633
Foreign currency translation adjustments, net of tax	(1,921)	(8,838)	23,558	(86,305)
Adjustments to pension and postretirement liability, net of tax	272	212	813	633
Total comprehensive income (loss)	$(13,000)	$48,064	$132,583	$83,961
The accumulated balances related to each component of other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at December 31, 2025	$(91,808)	$(5,396)	$(97,204)
Other comprehensive income	23,558	—	23,558
Amounts reclassified from accumulated other comprehensive loss	—	813	813
Net current period other comprehensive income	23,558	813	24,371
Balance at September 27, 2026	$(68,250)	$(4,583)	$(72,833)
As of September 27, 2026 and December 31, 2025, there was tax of $18.8 million and $14.1 million, respectively, included in accumulated other comprehensive loss in the table above.

The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the nine months ended September 27, 2026:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$815	(1)
Prior service cost	239	(1)
Total before tax	1,054
Tax benefit	(241)
Total net of tax	$813
(1) The amortization of these accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (see Note 13).
Note 14: Share Repurchase
We have a share repurchase program which allows us to purchase our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended September 27, 2026, we did not repurchase shares of our common stock. During the nine months ended September 27, 2026, we repurchased 0.3 million shares of our common stock for an aggregate cost of $30.4 million at an average price per share of $117.05. During the three months ended September 28, 2025, we repurchased 0.4 million shares of our common stock for an aggregate cost of $50.0 million at an average price per share of $129.24. During the nine months ended September 28, 2025, we repurchased 1.4 million shares of our common stock for an aggregate cost of $150.0 million at an average price per share of $111.06. As of September 27, 2026, we had $115.0 million of authorizations remaining under the program. This share repurchase authorization does not have an expiration date.

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
Foreign Currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, Indian rupee and Swiss franc. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 40% of our consolidated revenues during the quarter ended September 27, 2026 were to customers outside of the U.S.
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
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade Court issued an additional ruling stating importers that paid tariffs under IEEPA are due refunds. We evaluated the probability of collecting tariff refunds based on a loss recovery model. During the three and nine months ended September 27, 2026, we recorded as a reduction to cost of sales tariff refunds of $4.3 million and $17.9 million, respectively, that related to IEEPA tariffs incurred on certain 2025 transactions. During the nine months ended September 27, 2026, we also recorded tariff refunds of $8.1 million, net of estimated customer refunds, that related to IEEPA tariffs incurred on certain 2026 transactions such that the net impact of IEEPA tariffs on these transactions in 2026 is zero. Our results have also been impacted by new tariffs enacted during 2026, such as those implemented under Section 122 of the Trade Act of 1974.
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
Acquisition
On July 1, 2026, we acquired certain entities that comprise Ruckus for approximately $1.9 billion. Ruckus, based in California, provides wireless networks for enterprises and service providers. The results of operations of Ruckus have been included in our results of operations from the acquisition date. See Note 3.
Term Loan Credit Facility
To fund the purchase of Ruckus, we entered into a Term Loan Credit Facility on July 1, 2026. The Term Loan Credit Facility bears interest either, at the Company’s election, at term SOFR plus 2.25% or a base rate plus 1.25% per annum. The Term Loan Credit Facility amortizes 0.25% per quarter and matures on July 1, 2033. See Note 9.
Senior Subordinated Notes Issuance and Redemption
During the nine months ended September 27, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes due 2033 (the 2033 Notes), which are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2033 Notes rank equal in right of payment with our senior subordinated notes due 2031 and 2028, and interest is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2026. With the proceeds from this offering, we repurchased the 2027 Notes for cash consideration of €450.0 million ($535.9 million), and recognized a $1.3 million loss on debt extinguishment for the write-off of unamortized debt issuance costs. See Note 9.

Share Repurchase Program
During the nine months ended September 27, 2026, we repurchased 0.3 million shares of our common stock for an aggregate cost of $30.4 million at an average price per share of $117.05. See Note 14.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended September 27, 2026:
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
Results of Operations
Consolidated Income before Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 27, 2026	September 28, 2025		September 27, 2026	September 28, 2025

	(In thousands, except percentages)
Revenues	$965,954	$698,221	38.3%	$2,412,486	$1,995,074	20.9%
Gross profit	338,750	263,198	28.7%	890,462	767,606	16.0%
Selling, general and administrative expenses	(211,959)	(139,415)	52.0%	(498,438)	(402,859)	23.7%
Research and development expenses	(55,220)	(33,859)	63.1%	(117,023)	(96,216)	21.6%
Amortization of intangibles	(54,807)	(13,636)	301.9%	(81,018)	(40,381)	100.6%
Operating income	16,764	76,288	(78.0)%	193,983	228,150	(15.0)%
Interest expense, net	(41,802)	(11,562)	261.5%	(68,860)	(33,866)	103.3%
Non-operating pension cost	(496)	(398)	24.6%	(1,408)	(1,203)	17.0%
Loss on debt extinguishment	—	(76)	n/a	(1,273)	(76)	n/a
Income (loss) before taxes	(25,534)	64,252	(139.7)%	122,442	193,005	(36.6)%
Revenues increased $267.7 million and $417.4 million in the three and nine months ended September 27, 2026 from the comparable periods of 2025 due to the following factors:
•Acquisitions contributed $167.8 million in revenues for both the quarter to date and year to date periods.
•Higher sales volume and favorable pricing contributed $74.0 million and $168.3 million in revenues, respectively.
•Copper pass-through pricing had a $27.2 million and $65.6 million favorable impact on revenues, respectively.
•Currency translation had a $1.3 million unfavorable and $15.7 million favorable impact on revenues, respectively.

Gross profit increased $75.6 million and $122.9 million in the three and nine months ended September 27, 2026, respectively, from the comparable periods of 2025 primarily due to the increases in revenues and tariff refunds recorded as discussed above, partially offset by $56.3 million non-cash cost of sales arising from the adjustment of inventory to fair value related to acquisitions.

Selling, general and administrative expenses increased $72.5 million and $95.6 million in the three and nine months ended September 27, 2026, respectively, from the comparable periods of 2025 primarily due to the acquisition of Ruckus, which contributed $49.4 million during the three and nine months ended September 27, 2026. The increase is also due to higher selling expenses consistent with the increase in revenues, currency translation, and strategic investments.

Research and development expenses increased $21.4 million and $20.8 million in the three and nine months ended September 27, 2026, respectively, from the comparable periods of 2025 primarily due to the acquisition of Ruckus, which contributed $18.6 million during the three and nine months ended September 27, 2026.
Amortization of intangibles increased $41.2 million and $40.6 million in the three and nine months ended September 27, 2026, respectively, from the comparable periods of 2025 primarily due to the acquisition of Ruckus, which contributed $43.7 million during the three and nine months ended September 27, 2026.
Operating income decreased $59.5 million and $34.2 million in the three and nine months ended September 27, 2026, respectively, from the comparable periods of 2025 primarily due to the increases in selling, general and administrative expenses; intangible asset amortization; and research and development costs, partially offset by the increase in gross profit discussed above.
Net interest expense increased $30.2 million and $35.0 million in the three and nine months ended September 27, 2026, respectively, due to the debt transactions in 2026 and currency translation. During the three and nine months ended September 27, 2026, we entered into a Term Loan Credit Facility for $1,850.0 million to fund the purchase of Ruckus and during the nine months ended September 27, 2026, we issued €450 million aggregate principal amount of 4.250% Senior Subordinated Notes (the 2033 Notes) and repurchased the 3.375% Senior Subordinated Notes (the 2027 Notes) for cash consideration of €450.0 million. See Note 10.
We incurred a loss on debt extinguishment of $1.3 million in the nine months ended September 27, 2026 due to the write-off of unamortized debt issuance costs associated with the 2027 Notes repurchased for cash consideration of €450.0 million ($535.9 million). We incurred a loss on debt extinguishment of $0.1 million in the three and nine months ended September 28, 2025 due to the revolver refinancing during the quarter.See Note 10.
The fluctuations in the loss and income before taxes in the three and nine months ended September 27, 2026 from the comparable periods of 2025 are primarily due to the changes in operating income and interest expense discussed above.
Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 27, 2026	September 28, 2025		September 27, 2026	September 28, 2025

	(In thousands, except percentages)
Income (loss) before taxes	$(25,534)	$64,252	(139.7)%	$122,442	$193,005	(36.6)%
Income tax expense (benefit)	(14,183)	7,562	(287.6)%	14,230	23,372	(39.1)%
Effective tax rate	55.5%	11.8%		11.6%	12.1%

For the three and nine months ended September 27, 2026, we recognized an income tax benefit of $14.2 million and income tax expense of $14.2 million, representing effective tax rates of 55.5% and 11.6%, respectively. The effective tax rate for the three months ended September 27, 2026 was primarily impacted by a reduction in the full year forecasted effective rate coupled with the decrease in net income before taxes due to the Ruckus acquisition and the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. The rate for the three months ended September 27, 2026 represents the cumulative tax adjustment necessary to arrive at the forecasted year-to-date effective rate.

For the three and nine months ended September 28, 2025, we recognized income tax expense of $7.6 million and $23.4 million, representing effective tax rates of 11.8% and 12.1%, respectively. The effective tax rates for both periods were primarily impacted by the release of uncertain tax position reserves related to tax credits, the results of tax audits, and by the effect of our foreign operations, including statutory tax rate differences and foreign tax credits. See Note 11.

Consolidated Adjusted EBITDA

	Three Months Ended			% Change	Nine Months Ended		% Change
	September 27, 2026		September 28, 2025		September 27, 2026	September 28, 2025

	(In thousands, except percentages)
Revenues	$965,954	—	$698,221	38.3%	$2,412,486	$1,995,074	20.9%
Adjusted EBITDA	171,137		118,643	44.2%	435,104	336,672	29.2%
as a percent of revenues	17.7%		17.0%		18.0%	16.9%

Adjusted EBITDA increased $52.5 million and $98.4 million in the three and nine months ended September 27, 2026, respectively, from the comparable periods of 2025 primarily due to the increase in revenues and tariff refunds recorded as discussed above, partially offset by an increase in operating expenses. Accordingly, Adjusted EBITDA margins expanded 70 and 110 basis points, respectively.
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

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(In thousands, except percentages)
Revenues	$965,954	$698,221	$2,412,486	$1,995,074

GAAP net income (loss)	$(11,351)	$56,690	$108,212	$169,633
Depreciation expense	19,174	16,856	54,641	46,406
Amortization of intangible assets	54,807	13,636	81,018	40,381
Income tax expense (benefit)	(14,183)	7,562	14,230	23,372
Interest expense, net	41,802	11,562	68,860	33,866
Severance, restructuring, and acquisition integration costs (1)	20,450	9,178	36,696	13,715
Loss on debt extinguishment	—	76	1,273	76
Amortization of software development intangible assets	3,938	3,072	10,811	8,628
Adjustments related to acquisitions and divestitures (2)	56,500	11	59,363	595
Adjusted EBITDA	$171,137	$118,643	$435,104	$336,672

GAAP net income (loss) margin	(1.2)%	8.1%	4.5%	8.5%
Adjusted EBITDA margin	17.7%	17.0%	18.0%	16.9%
(1) Includes costs associated with acquisitions and manufacturing footprint actions.
(2) For the three and nine months ended September 27, 2026, primarily includes fair value adjustments of acquired inventory and for the three and nine months ended September 28, 2025, includes fair value adjustments of assets and costs associated with a former subsidiary that was previously divested.
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

	Nine Months Ended
	September 27, 2026	September 28, 2025

	(In thousands)
Net cash provided by (used for):
Operating activities	$240,200	$194,476
Investing activities	(2,002,387)	(89,122)
Financing activities	1,754,868	(170,372)
Effects of currency exchange rate changes on cash and cash equivalents	(1,862)	8,973
Decrease in cash and cash equivalents	(9,181)	(56,045)
Cash and cash equivalents, beginning of period	389,887	370,302
Cash and cash equivalents, end of period	$380,706	$314,257

Net cash provided by operating activities was $240.2 million in the nine months ended September 27, 2026 compared to $194.5 million in the year ago period. Despite a decrease in net income, operating cash flows increased $45.7 million compared to the prior year due to a $47.7 million improvement in operating assets and liabilities that was primarily driven by favorable changes in accounts payable and accrued liabilities. During the nine months ended September 27, 2026, accounts payable and accrued liabilities were a source of cash of $45.6 million compared to a use of cash of $22.5 million in the nine months ended September 28, 2025.

Net cash used for investing activities totaled $2,002.4 million in the nine months ended September 27, 2026 compared to $89.1 million in the year ago period. Investing activities for the nine months ended September 27, 2026 included a business acquisition of $1,869.6 million, capital expenditures of $132.9 million, and asset sales of $0.1 million. Investing activities for the nine months ended September 28, 2025 included capital expenditures of $97.0 million, partially offset by cash from business acquisitions and asset sales of $7.7 million and $0.2 million, respectively.
Net cash provided by financing activities was $1,754.9 million in the nine months ended September 27, 2026 compared to a $170.4 million use of cash in the year ago period. Financing activities for the nine months ended September 27, 2026 included $2,432.6 million of borrowings under credit arrangements and $13.6 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, partially offset by $585.9 million of payments under borrowing arrangements, $31.8 million of payments under our share repurchase program, $18.8 million of payments related to share based compensation activities, $47.5 million of debt issuance cost payments, $5.9 million of cash dividend payments, and $1.5 million of financing lease payments. Financing activities for the nine months ended September 28, 2025 included $151.0 million of payments under our share repurchase program, including excise tax; $50.0 million of payments on our revolving credit facility; $20.5 million of payments related to share based compensation activities; $6.0 million of cash dividend payments; $3.2 million of debt issuance cost payments; and $1.3 million of financing lease payments; partially offset by $50.0 million and $11.6 million of borrowings on our revolving credit facility and proceeds from the issuance of common stock under our Employee Stock Purchase Plan, respectively.
Our cash and cash equivalents balance was $380.7 million as of September 27, 2026. Of the total cash balance, $232.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of September 27, 2026 consisted of $1,253.8 million of senior subordinated notes and a $1,850.0 million term loan. Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Condensed Consolidated Financial Statements.
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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table presents principal amounts by expected maturity dates and fair values as of September 27, 2026.

	Principal Amount by Expected Maturity			Fair
	2026	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$398,930	$398,930	$396,935
Average interest rate		3.875%
€300.0 million fixed-rate senior subordinated notes due 2031	$—	$341,940	$341,940	$321,424
Average interest rate		3.375%
€450.0 million fixed-rate senior subordinated notes due 2033	$—	$512,910	$512,910	$487,906
Average interest rate		4.250%
$1,850.0 million term loan credit facility due 2033	$4,625	$1,845,375	$1,850,000	$1,850,000
Average interest rate		5.940%
Total			$3,103,780	$3,056,265
Item 7A of our 2025 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2025.
Item 4:        Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the SEC, management’s assessment of the effectiveness over the internal control does not include the Company’s acquisition of Ruckus on July 1, 2026.

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

Item 5:      Other Information
Rule 10b5-1 Trading Plans
The adoption, modification, or termination of contracts for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 27, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

	Name	Title	Action	Date Adopted	Expiration Date	Total SARs	Total Shares
(1)	Douglas Zink	Vice President and Chief Accounting Officer	Adoption	7/31/2026	5/28/2027	1,259	2,067
(2)	Ashish Chand	President and Chief Executive Officer	Adoption	7/31/2026	8/13/2027	24,096	22,101
(3)	Leah Tate	Executive Vice President and Chief People and Strategy Officer	Adoption	8/3/2026	11/4/2027	—	10,000
(4)	Hiran Bhadra	Executive Vice President and Chief Innovation Officer	Adoption	8/3/2026	1/29/2027	—	1,239
(5)	Brian Anderson	Executive Vice President and Chief Legal and Risk Officer	Adoption	8/17/2026	5/14/2027	26,203	9,943
(6)	Jeremy Parks	Executive Vice President and Chief Financial Officer	Adoption	9/12/2026	11/5/2027	—	15,000
(1) Douglas Zink, Vice President and Chief Accounting Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on July 31, 2026. Mr. Zink's plan provides for the exercise of up to 1,259 stock appreciation rights and the sale of up to 2,067 shares of Belden common stock. The plan expires on May 28, 2027, or upon the earlier completion of all authorized transactions under the plan.
(2) Ashish Chand, President and Chief Executive Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on July 31, 2026. Mr. Chand's plan provides for the exercise of up to 24,096 stock appreciation rights and the sale of up to 22,101 shares of Belden common stock. The plan expires on August 13, 2027, or upon the earlier completion of all authorized transactions under the plan.
(3) Leah Tate, Executive Vice President and Chief People and Strategy Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 3, 2026. Mrs. Tate's plan provides for the sale of up to 10,000 shares of Belden common stock. The plan expires on November 4, 2027, or upon the earlier completion of all authorized transactions under the plan.
(4) Hiran Bhadra, Executive Vice President and Chief Innovation Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 3, 2026. Mr. Bhadra's plan provides for the sale of up to 1,239 shares. The plan expires on January 29, 2027, or upon the earlier completion of all authorized transactions under the plan.

(5) Brian Anderson, Executive Vice President and Chief Legal and Risk Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 17, 2026. Mr. Anderson's plan provides for the exercise of up to 26,203 stock appreciation rights and the sale of up to 9,943 shares of Belden common stock. The plan expires on May 14, 2027, or upon the earlier completion of all authorized transactions under the plan.
(6) Jeremy Parks, Executive Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 12, 2026. Mr. Parks' plan provides for the sale of up to 15,000 shares of Belden common stock. The plan expires on November 5, 2027, or upon the earlier completion of all authorized transactions under the plan.
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

BELDEN INC.

Date:	October 29, 2026	By:	/s/ Ashish Chand

Ashish Chand
President and Chief Executive Officer

Date:	October 29, 2026	By:	/s/ Jeremy Parks

Jeremy Parks
Executive Vice President and Chief Financial Officer

Date:	October 29, 2026	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer